Form 10-K
period 1996-12-31
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 1997-04-03
CIK 890373

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-K

             [X]  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended:  December 31, 1996
                                     or
             [ ]  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                       Commission File Number:  33-50388
                   THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.
            (Exact name of registrant as specified in its charter)

       Delaware                                            06-1346879
------------------------                          -----------------------------
(State or other juris-                            (I.R.S. Employer incorpor-
diction of organization)                           ation or Identification No.)

                     c/o MILLBURN RIDGEFIELD CORPORATION
                              600 Steamboat Road
                        Greenwich, Connecticut  06830
                   (Address of principal executive offices)

Registrant's telephone number,
           including area code:   (203) 625-7554

Securities registered pursuant    None
   to Section 12(b) of the Act:

Securities registered pursuant    Limited Partnership Units
   to Section 12(g) of the Act:       (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X                 No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates: the registrant is a limited partnership and, accordingly, has no voting stock held by non-affiliates or otherwise.

                     Documents Incoporated by Reference
                                   None.

                                   PART I

Item 1.   Business

        (a)   General development of business

        The Millburn Global Opportunity Fund L.P. (the "Partnership") is a limited partnership organized July 9, 1992 pursuant to a Limited Partnership Agreement (the "Limited Partnership Agreement"), under the Delaware Revised Uniform Limited Partnership Act. Between October 30, 1992 and December 31, 1992 (the "Initial Offering"), units of limited partnership interest in the Partnership (the "Units") were publicly offered. The proceeds of the Initial Offering and interest thereon were held in escrow until January 7, 1993 at which time an aggregate of $11,420,054 (11,420.054 Units) was turned over to the Partnership and the Partnership commenced operations. Units continued to be offered until May 30, 1993. The offering was registered under the Securities Act of 1933, as amended. Smith Barney, Harris Upham & Co. Incorporated acted as selling agent on a best efforts basis. A total of 11,420.054 Units were sold to the public during the initial public offering, and an additional 28,881.766 Units were subsequently sold to the public.

        The Partnership engages in speculative trading in futures, forward contracts and related options, primarily in the currency and financial instrument markets.

        Millburn Ridgefield Corporation (the "General Partner"), a Delaware corporation, is the general partner and the commodity trading advisor for the Partnership. The General Partner invested $125,000 in the Partnership at the outset of trading and subsequently contributed an additional $316,183. After reflecting net income of $128,677 in 1996, net income of $179,937 in 1995, a net loss of $2,417 in 1994 and net income of $55,006 and deductions for organization and offering costs of $5,613 in 1993, this investment totaled $796,833, $668,156, $488,219 and $490,636 as of December 31, 1996, 1995, 1994
and 1993, respectively.

        Smith Barney, Harris Upham & Co. Incorporated, Morgan Stanley & Co. Incorporated and AIG Trading Corp. (the "Currency Dealers") act as the primary currency dealers and futures brokers for the Partnership. The Partnership also executes currency and forward trades with other currency dealers and futures brokers when their prices are advantageous to the Partnership. The Partnership pays the currency dealers "bid asked" spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts. The General Partner monitors the Partnership's trades to ensure that the prices it receives are competitive.

        (b)   Financial information about industry segments

        The Partnership's business constitutes only one segment, speculative trading of currency futures, forward contracts and related options. The Partnership does not engage in sales of goods and services.

        (c)   Narrative description of business

        The Partnership engages in the speculative trading of currency futures, forward contracts and related options. The Partnership's sole trading advisor is the General Partner. The General Partner trades the Partnership's assets primarily in currency markets, trading primarily forward contracts in the interbank market. Pursuant to the Limited Partnership Agreement, the General Partner receives a flat-rate monthly brokerage fee equal to 0.6875 of 1% of the Net Assets (an 8.25% annual rate), which is reduced to 0.52 of 1% of Net Assets (a 6.25% annual rate) for Units issued to Limited Partners who invest $1,000,000 or more in the Partnership. The General Partner also receives a profit share equal to 17.5% of any new trading profit, determined as of the end of each calendar quarter. The quarterly profit share is calculated after deducting interest income and brokerage fees.

        The Partnership's assets not deposited as margin will be maintained, unless applicable foreign regulations require otherwise, only in instruments authorized by the CFTC for the investment of "customer segregated funds."

Regulation

        Under the Commodity Exchange Act, as amended (the "CEA"), commodity exchanges and futures trading are subject to regulation by the Commodity Futures Trading Commission (the "CFTC"). National Futures Association ("NFA"), a "registered futures association" under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals. The CFTC has delegated to NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective associated persons and "floor brokers" and "floor traders." The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner, and commodity brokers or futures commission merchants, such as the Currency Dealers and the General Partner, to be registered and to comply with various reporting and record keeping requirements. The CFTC may suspend a commodity pool operator's or trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations. In the event that the registration of the General Partner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership. Should the General Partner's registration be suspended, termination of the Partnership might result.

        As members of NFA, the General Partner and the Currency Dealers are subject to NFA standards relating to fair trade practices, financial condition and customer protection. As the self-regulatory body of the futures industry, NFA promulgates rules governing the conduct of futures industry professionals and disciplines those professionals which do not comply with such standards.

        In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long or net short position which any person may hold or control in particular commodities. The CFTC has adopted a rule requiring all domestic commodity exchanges to submit for approval speculative position limits for all futures contracts traded on such exchanges. Most exchanges also limit the changes in futures contract prices that may occur during a single trading day. The Partnership, however, primarily trades currency forward contracts which are not subject to regulation by any United States Government agency.

        (i)   through (xii) - not applicable.

        (xiii)   the Partnership has no employees.

(d) Financial information about foreign and domestic operations and export sales

        The Partnership does not engage in material operations in foreign countries (although it does trade in foreign currency forward contracts), nor is a material portion of its revenues derived from foreign customers.

Item 2.   Properties

        The Partnership does not own or use any physical properties in the conduct of their business. The General Partner or an affiliate perform all administrative services for the Partnership from their offices.

Item 3.   Legal Proceedings

        The General Partner is not aware of any pending legal proceedings to which either the Partnership is a party or to which any of their assets are subject. In addition there are no pending material legal proceedings involving the General Partner.

Item 4.   Submission of Matters to a Vote of Security Holders

        None.



                                  PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters

        (a)   Market Information.   There is no trading market for the Units,
and none is likely to develop. Units may be redeemed upon 10 days' written notice at their net asset value as of the last day of any month. In the event that all Units for which redemption is requested cannot be redeemed as of any redemption date, Units will be redeemed in the order that requests for redemption have been received by the General Partner.

        (b)   Holders.   As of December 31, 1996, there were 1,124 holders of
Units.

        (c)   Dividends.   No distributions or dividends have been made on the
Units, and the General Partner has no present intention to make any.

Item 6.   Selected Financial Data

        The following is a summary of operations for fiscal year 1996, 1995, 1994 and 1993 and total assets of the Partnership at December 31, 1996, 1995, 1994, 1993 and 1992. The Partnership commenced trading operations on January 7, 1993.

                                                    For the      For the      For the      For the     For the
                                                  Year Ended   Year Ended   Year Ended   Year Ended  Year Ended
                                                   12/31/96     12/31/95     12/31/94     12/31/93    12/31/92
Revenue:
   Net realized and unrealized trading gain
   (loss), net of brokerage commissions of
   $1,699,690, $2,123,253, $2,661,651 and
   $2,781,660 in 1996, 1995, 1994 and 1993,
   respectively                                   $ 1,072,015  $ 4,710,329  $(4,284,368) $ 1,199,877         --
Interest Income                                     1,041,439    1,526,442    1,173,269    1,103,670         --
                                                  -------------------------------------------------------------
                                                    2,113,454    6,236,771   (3,111,099)   2,303,547         --

Foreign exchange gain (loss)                          (69,231)      70,217      209,552      (68,558)        --
                                                  -------------------------------------------------------------
            Total income (loss)                     2,044,223    6,306,988   (2,901,547)   2,234,989         --

Expenses:
   Profit share                                        77,846      450,987          161      183,503         --
   Administrative expenses                            110,646      108,295      163,662      120,959         --
                                                  -------------------------------------------------------------
            Total expenses                            188,492      559,282      163,823      304,462         --

                                                  =============================================================
Net income (loss)                                 $ 1,855,731  $ 5,747,706  $(3,065,370) $ 1,930,527         --
                                                  =============================================================
Total assets                                      $20,512,740  $24,031,331  $25,949,603  $42,550,846  $ 452,000
Total limited partners' capital                   $19,148,852  $22,575,405  $24,474,595  $41,063,430  $   1,000
Net asset value per Unit                          $  1,312.41  $  1,199.40  $    967.24  $  1,055.92  $   1,000
Redemption value per Unit                         $  1,312.41  $  1,199.40  $    967.24  $  1,062.81         --
Increase (decrease) in net asset value per Unit   $    113.01  $    232.16  $    (88.68) $     55.92         --
Increase (decrease) in redemption value per Unit  $    113.01  $    232.16  $    (95.57) $     62.81         --

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Reference is made to "Item 6. Selected Financial Data" and "Item 8. Financial Statements and Supplementary Data." The information contained therein is essential to, and should be read in conjunction with, the following analysis.

        Capital Resources

        The Partnership does not intend to raise any additional capital through borrowing and, because it is a closed-end fund, it cannot sell any more Units unless it undertakes a new public offering, which would require another registration with the Securities and Exchange Commission. Due to the nature of the Partnership's business, it will make no significant capital expenditures, and substantially all its assets are and will be represented by cash equivalents or deposits in money market funds, United States Treasury securities, and investments in futures, forward contracts and related options.

        The Partnership trades futures, options and forward contracts primarily on currencies and secondarily on financial instruments. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally measured by the face amount of the positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically
(but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets.

        The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing
so.  These procedures primarily focus on   (1) limiting trading to markets
which The General Partner believes are sufficiently liquid in respect of the amount of trading contemplated; (2) diversifying positions among various currencies and financial instruments; (3) limiting the assets committed as margin, generally within a range of 15% to 30% of an account's Net Assets at exchange minimum margins, (including imputed margins on forward positions) although the amount committed to margin at any time may be substantially higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and
(5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits. The Partnership controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.

        Liquidity

        The Partnership's assets are either held in cash or are invested by the General Partner in United States Treasury bills or "customer segregated funds accounts." To the extent deposited as margin with currency dealers or futures brokers, the Partnership's assets are subject to the General Partner's ability to close out its currency futures or forward contracts positions.

        Most of the Partnership's positions are in currency forward contracts. Forward contracts are not traded on a commodity exchange. The Partnership could be prevented from promptly liquidating unfavorable positions, thereby subjecting the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, the Partnership may not be able to execute forward contract trades at favorable prices if little trading in the contracts it holds is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's currency trading operations, the Partnership's assets are highly liquid and are expected to remain so. Generally, forward contracts can be offset at the discretion of the General Partner. However, if the market is not liquid, it could prevent the timely closeout of an unfavorable position until the delivery date, regardless of the changes in their value or the General Partner's investment strategies.

        Results of Operations

        As trading operations commenced in January 1993, no operating profits or losses were recognized for the fiscal year ended December 31, 1992. Operating results show a profit for the fiscal years ended December 31, 1996 and 1995, a loss for the fiscal year ended December 31, 1994 and a profit for the fiscal year ended December 31, 1993.

        Total Partnership capital as of December 31, 1996, 1995, 1994 and 1993 equalled $19,945,685, $23,243,561, $24,962,814 and $41,554,066, respectively.
The net asset value per Unit as of December 31, 1996 was $1,312.41, an increase in value for fiscal year 1996 of 9.4%; the net asset value per Unit as of December 31, 1995 was $1,199.40, an increase in value for fiscal year 1995 of 24.0%; the net asset value per Unit as of December 31, 1994 was $967.24, a decrease in value for fiscal year 1994 of 8.4%; the net asset value per Unit as of December 31, 1993 was $1,055.92, an increase in value for fiscal year 1993 of 5.6%.

        Over half of the Partnership's profits in fiscal year 1996 resulted from its currency and financial instrument trading. Such trading showed a profit as gross trading gains of $2,771,705 exceeded brokerage fees of $1,699,690 for a net trading gain of $1,072,015. The Partnership also accrued or earned interest income of $1,041,439 and lost $69,231 on foreign exchange. A substantial majority of the Partnership's profits in fiscal year 1995 resulted from its currency and financial instrument trading. Such trading showed a profit as gross trading gains of $6,833,582 exceeded brokerage fees of $2,123,253 for a net trading gain of $4,710,329. The Partnership also accrued or earned interest income of $1,526,442 and gained $70,217 on foreign exchange. The Partnership's losses in 1994 resulted from its currency and financial instrument trading. Gross trading losses of $1,622,717 combined with brokerage fees of $2,661,651 for a net trading loss of $4,284,368. These losses were partially offset by interest income of $1,173,269 and foreign exchange gain of $209,552. A majority of the Partnership's profits in fiscal year 1993 resulted from the Partnership's currency and financial instrument trading. Such trading showed a profit as gross trading gains of $3,981,537 exceeded brokerage fees of $2,781,660 for a net trading gain of $1,199,877. The Partnership also accrued or earned interest income of $1,103,670, and incurred a foreign exchange loss of $68,558.

        During Fiscal Year 1996, the Partnership traded profitably. January produced gains in all sectors, with significant advances in currency trading resulting from the strengthening of the dollar. Most of the January gain was lost in February due to trend reversals and increased volatility. Losses were registered in 33 of the 41 markets traded in the fund. Losing performance in this many markets at the same time is a very unusual event. Small losses in the currency, cross currency, interest rate, stock index and metals sectors resulted in a down month in March. April was profitable due to gains in the currency sector, resulting from a strong dollar versus European currencies.
In May, losses in the interest rate and stock index sectors outweighed gains in the currency and metal sectors. June and July reported modest profits resulting from small gains in the currency and metals sectors which were offset by losses in the stock index markets. In August, gains in the interest rate sector due to falling rates in Japan and Australia could not offset losses in the currency and stock index sectors. The following four months, September through December, produced profits in each month due to the continued drop in international interest rates and continued trends in the currency markets.

        During fiscal year 1995, the Partnership traded profitably. Interest rate futures and currency trading were profitable and stock index futures trading marginally so. Trading in the yen/U.S. dollar exchange rate was profitable, and profits were also made trading the dollar against a number of European currencies, especially the German mark. Cross rate trading was positive in 1995. The mark/lire, mark/yen and yen/Canadian dollar currency prices contributed to gains in this area. Trading in the British pound, Spanish peseta and ECU produced negative results. Metals trading produced slightly negative results. During the first quarter, gains were made in both short dollar positions and long interest rate positions. In the second quarter, long interest rate positions profits more than offset losses produced by long dollar positions as the dollar turned downward. During the second half of 1995, no appreciable profits or losses were produced overall as losses in certain market sectors were countered by gains elsewhere.

        During fiscal 1994, the Partnership incurred losses at the outset of the year in the interest rate sector as rates increased and in currency trading as the uptrend in the U.S. Dollar reversed. Trading on increasing interest rates and a declining U.S. Dollar led to profits for the Partnership in subsequent months, as did trades in the stock index futures markets. The beginning of the second quarter saw the Partnership suffer smaller losses on a reversal of the U.S. Dollar's decline which was swiftly followed by another downturn in that currency, in addition to unprofitable trades in gold. The Partnership showed mid-year gains in the currency, cross-rate and interest rate markets. Such gains were followed by losses in the same markets at the outset of the third quarter due in part to a rally in the U.S. Dollar and declining interest rates; some gains were won back at the end of the third quarter as the Partnership traded profitably in the currency markets on the U.S. Dollar's continued decline and in the interest rate and stock index futures markets. The Partnership achieved small gains and losses in the fourth quarter.

        During fiscal 1993, the Partnership suffered small losses in its initial month of trading resulting from a rally of foreign currencies against the U.S. dollar. Strong trading gains due primarily to declining worldwide interest rates and a strong Japanese Yen were partially offset by later losses on retracements in the interest rate sector. Non-dollar cross rate trading was generally profitable as were precious metal positions. A mid-year reversal of the uptrends in the U.S. dollar against European currencies and gold prices resulted in losses for the Partnership. Consistent profits in the interest rate sector and stock index futures were realized in the final four months of the year, while late-year currency trading versus the U.S. dollar contributed to the overall profitability of the Partnership.

        Inflation is not a significant factor in the Partnership's profitability, except to the extent the inflation may affect forward contract prices.

Item 8.   Financial Statements and Supplementary Data

        Financial statements required by this item are included as Exhibit
13.01 to this report.

        The supplementary financial information specified by Item 302 of Regulation S-K is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no changes in or disagreements with accountants on accounting and financial disclosure.


                                  PART III

Item 10.   Directors and Executive Officers of the Registrant

        The Partnership has no directors or executive officers. The Partnership is controlled and managed by the General Partner. There are no "significant employees" of the Partnership.

        Millburn Ridgefield Corporation, the General Partner, is a Delaware corporation organized in May 1982 to manage discretionary accounts in futures and forward markets. It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.

        The principals and senior officers of Millburn Ridgefield Corporation as of December 31, 1996 are as follows:

        Harvey Beker, age 43.   Mr. Beker is President, Co-Chief Executive
Officer and a Director of Millburn Ridgefield and The Millburn Corporation, and a partner of ShareInVest Research L.P. He received a Bachelor of Arts degree in economics from New York University in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978. During his tenure at Millburn, he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in 1982.

        George E. Crapple, age 52.   Mr. Crapple is Co-Chief Executive Officer,
Vice-Chairman and a Director of Millburn Ridgefield, Vice-Chairman and a Director of The Millburn Corporation and a partner of ShareInVest Research L.P. In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969 he graduated from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review. He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law. He was first associated with Millburn Ridgefield in 1976 and joined Millburn Ridgefield Corporation on April 1, 1983 on a full-time basis. Mr. Crapple is a member of the Board of Directors and a former Chairman of the Eastern Regional Business Conduct Committee and a former member of the Nominating Committee of the NFA, a member of the Board of Directors and Executive Committee of the Managed Futures Association, a member of the Financial Products Advisory Committee of the CFTC and a former member of the Board of Directors of the Futures Industry Association.

        Mark B. Fitzsimmons, age 49.   Mr. Fitzsimmons is a Senior
Vice-President of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include both marketing and investment strategy. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. He joined Millburn Ridgefield in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm. From 1977 to 1987 he was with Chemical Bank New York Corporation, first as a Senior Economist in Chemical's Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical's Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From 1973 to 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.

        Barry Goodman, age 39.   Mr. Goodman is Senior Vice-President,
Director of Trading and Co-Director of Research of Millburn Ridgefield and
The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include overseeing the firm's trading operation and managing its trading relationships, as well as the design and implementation of trading systems. He graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. From 1980 through late 1982 he was a commodity trader for E. F. Hutton & Co., Inc. At Hutton he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. He joined Millburn Ridgefield in 1982 as Assistant Director of Trading.

        Dennis B. Newton, age 45. Mr. Newton is a Senior Vice-President of Millburn Ridgefield. His primary responsibilities are in administration and marketing. Prior to joining Millburn Ridgefield in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991. Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. from September 1987 to March 1990. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. where he was a member of the senior management team. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

        Grant N. Smith, age 45.   Mr. Smith is Senior Vice-President and
Co-Director of Research of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology in 1974 and an M.S. degree from M.I.T. in 1975. While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined Millburn Ridgefield in 1975.

        Malcolm H. Wiener, age 61.   Mr. Wiener is the founder and
non-executive Chairman of Millburn Ridgefield, The Millburn Corporation and ShareInVest Research L.P., serves as an adviser to these entities and is a major investor in funds managed by Millburn Ridgefield and ShareInVest Research L.P. He does not, however, have investment or operational authority or responsibility for any of these entities or supervisory authority over their officers or employees. Mr. Wiener is also a Director of Millburn Ridgefield and The Millburn Corporation. Mr. Wiener graduated magna cum laude from Harvard College in 1957, where his field of concentration was Economics and he was elected to Phi Beta Kappa. From 1957 to 1960 he served as an officer in the United States Navy. Mr. Wiener graduated from the Harvard Law School in 1963 and practiced law in New York City specializing in corporate law and financial transactions until 1973. Mr. Wiener began research on and the trading of futures contracts pursuant to systematic trading methods and money management principles in 1971 and the management on a full time basis of private funds in this area in 1973. He is the author of numerous papers on the history of trade and is a member of the Council on Foreign Relations. He serves on the boards or visiting committees of various non-profit institutions including the Kennedy School of Government and the Wiener Center for Social Policy at Harvard University, the Harvard Art Museums, the Metropolitan Museum in New York, the Museum of Fine Arts in Boston, the American School of Classical Studies in Athens and the Council on Economic Priorities in New York.

Item 11.  Executive Compensation

        The Partnership has no directors or officers. None of the directors or officers of the General Partner receive "other compensation" from the Partnership. The General Partner makes all trading decisions on behalf of the Partnership. The General Partner receives monthly brokerage commissions of 0.6875 of 1% of the Net Assets (which is reduced to 0.52 of 1% of Net
Assets for Limited Partners who invest more than $1 million in the Partnership) and a quarterly profit share of 17.5% of any new trading profit.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

        (a)   Security ownership of certain beneficial owners

        The Partnership knows of no person who owns beneficially more than 5% of the Units. All of the Partnership's general partnership interest is held by the General Partner.

        (b)   Security ownership of management

        Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner, which has discretionary authority over the Partnership's trading. The General Partner's general partnership interest was valued at $796,833 as of December 31, 1996, 4.0% of the Partnership's total equity, the equivalent of 607.15 Units.

        (c)   Changes in control

        None.

Item 13.   Certain Relationships and Related Transactions

        See "Item 11.  Executive Compensation" and "Item 12.
Security Ownership of Certain Beneficial Owners and Management." The Partnership allocated to the General Partner $1,699,690, $2,123,253, $2,661,651 and $2,781,660 in brokerage fees and $77,846, $450,987, $161 and
$183,503 in profit share for fiscal years 1996, 1995, 1994 and 1993, respectively. The General Partner's general partnership interest showed an allocation of gain (loss) of $128,677, $179,937, $(2,417) and $55,066 in years fiscal 1996, 1995, 1994 and 1993, respectively.


                                  PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)(1)   Financial Statements

The following financial statements are included with the 1996 Report of Independent Accountants, a copy of which is filed herewith as Exhibit 13.01.

                                                                    Page

     Report of Independent Accountants............................. F-1
     Statements of Financial Condition as of
     December 31, 1996 and 1995.................................... F-2
     Statements of Operations for the years ended
     December 31, 1996, 1995 and 1996.............................. F-3
     Statements of Changes in Partners' Capital for
     the years ended December 31, 1996, 1995, and 1994............. F-4
     Notes to Financial Statements................................. F-5

        (a)(2)   Financial Statement Schedules

        All Schedules are omitted for the reason that they are not required, are not applicable, because equivalent information has been included in the financial statements or the notes thereto.

        (a)(3)   Exhibits as required by Item 601 of Regulation S-K

     Designation     Description

     1.01 .......... Form of Selling Agreement among the Partnership, the General Partner and the Selling Agent.
     3.01 .......... Limited Partnership Agreement of the Partnership
                     (included as Exhibit A to the Prospectus).
     3.02 .......... Certificate of Limited Partnership of the Partnership.
     3.03 .......... Amended and Restated Limited Partnership Agreement
                     (included as Exhibit A to the Prospectus).
     10.01 ......... Form of Subscription Agreement and Power of Attorney.
     10.02 ......... Form of Customer Agreement and Forward Dealer Agreement
                     among the Partnership, the General Partner and the Selling Agent.
     10.03 ......... Form of Customer Agreement and Forward Dealer Agreement
                     among the Partnership, the General Partner and
                     Morgan Stanley & Co. Incorporated
     10.04 ......... Form of Customer Agreement and Forward Dealer Agreement
                     among the Partnership, the General Partner and
                     AIG Trading Corp.
     10.05 ......... Escrow Agreement between the Partnership and
                     Chemical Bank, N.A.


        The above exhibits are incorporated herein by reference from Amendment No. 1 to the Registration Statement (File No. 33-50388) filed on October 30, 1992 on Form S-1 under the Securities Act of 1933.

     13.01 ......... 1996 Report of Independent Accountants (filed herewith).
     27.01 ......... Financial Data Schedule (filed herewith).


        (b)   Reports on Form 8-K

        No report on Form 8-K was filed by the Partnership during the quarter ended December 31, 1996.

                                 SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 27th day of March, 1997.


                               THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

                               By:  Millburn Ridgefield Corporation,
                                       General Partner

                               By   /s/ Harvey Beker
                                            Harvey Beker
                                            President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Signature                    Title with General Partner     Date

                             Chairman and Director          March __, 1997
        Malcolm H. Wiener

/s/ Harvey Beker             President, Co-Chief            March 27, 1997
        Harvey Beker         Executive Officer and Director
        (Principal Officer)  Financial and Accounting

/s/ George E. Crapple        Vice-Chairman, Co-Chief        March 27, 1997
        George E. Crapple    Executive Officer and Director
        (Principal Executive Officer)

(Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation     General Partner of
        March 27, 1997                   Registrant

By   /s/ Harvey Beker
             Harvey Beker
             President

                               Exhibit 13.01

Report of Independent Accountants


To the Partners of
The Millburn Global Opportunity Fund L.P.:

We have audited the accompanying statements of financial condition of the MILLBURN GLOBAL OPPORTUNITY FUND L.P. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations and changes in partners' capital for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Millburn Global Opportunity Fund L.P. as of December 31, 1996 and 1995, and the results of its operations for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.



        COOPERS & LYBRAND L.L.P.



New York, New York
February 7, 1997

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.
Statements of Financial Condition

As of December 31, 1996 and 1995

               ASSETS:

                                                       1996          1995
Equity in trading accounts:
Investments in U.S. Treasury bills - at value
 (amortized cost $4,953,056 at December 31,1996
 and $5,961,936 at December 31, 1995) (Note 2)    $  4,953,056  $  5,961,936
Options owned, at market value (cost $328,683
 at December 31, 1996 and $213,932
 at December 31, 1995)                                 468,434       288,631
Net unrealized appreciation on open contracts          944,195       327,154
Cash                                                 1,045,256     1,784,642
                                                  --------------------------
                                                     7,410,941     8,362,363

Investments in U.S. Treasury bills - at value
 (amortized cost $12,528,357 at December 31,
 1996 and $11,732,846 at December 31, 1995)         12,528,357    11,732,846
Money market fund                                      573,442     3,936,122
                                                  --------------------------
Total assets                                      $ 20,512,740  $ 24,031,331
                                                  ==========================

        LIABILITIES and PARTNERS' CAPITAL:

Due to managing owner                             $     70,144  $         --
Accounts payable and accrued expenses                   55,392        54,404
Redemptions payable to limited partners (Note 8)       331,137       591,384
Accrued brokerage commissions                          110,382       141,982
                                                  --------------------------
      Total liabilities                                567,055       787,770
                                                  --------------------------

Partners' capital (Notes 4, 8 and 9):
   General Partner                                     796,833       668,156
   Limited Partners, 14, 590.625 and
    18,822.326 Limited Partnership Units
    outstanding in 1996 and 1995, respectively      19,148,852    22,575,405
                                                  --------------------------
        Total partners' capital                     19,945,685    23,243,561
                                                  --------------------------
        Total liabilities and partners' capital   $ 20,512,740  $ 24,031,331
                                                  ==========================

See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.
Statements of Operations

For the years ended December 31, 1996, 1995 and 1994

                                             1996         1995         1994
Income (loss) (Note 1):
Net gains (losses) on trading of futures,
 forwards and option contracts:
   Realized gains:
      Futures and forwards               $ 1,648,557  $ 5,956,183  $ 1,453,965
      Options                                441,055      350,018      966,308
                                         -------------------------------------
                                           2,089,612    6,306,201    2,420,273

   Change in unrealized appreciation
    (depreciation):
      Futures and forwards                   617,041      340,026   (3,833,484)
      Options                                 65,052      187,355     (209,506)
                                         -------------------------------------
                                             682,093      527,381   (4,042,990)
                                         -------------------------------------
                                           2,771,705    6,833,582   (1,622,717)

   Less, Brokerage fees (Note 4)           1,699,690    2,123,253    2,661,651
                                         -------------------------------------

      Net realized and unrealized gains
       (losses) on trading of futures,
       forward and option contracts:       1,072,015    4,710,329   (4,284,368)

Interest income                            1,041,439    1,526,442    1,173,269
Foreign exchange gain (loss)
 on cash collateral                          (69,231)      70,217      209,552
                                         -------------------------------------
      Total income (loss)                  2,044,223    6,306,988   (2,901,547)
                                         -------------------------------------

Expenses (Note 1):
Profit share (Note 4)                         77,846      450,987          161
Administrative expenses                      110,646      108,295      163,662
                                         -------------------------------------
                                             188,492      559,282      163,823
                                         -------------------------------------
      Net income (loss)                  $ 1,855,731  $ 5,747,706  $(3,065,370)
                                         =====================================
Net income (loss) per Limited
 Partnership Unit (Note 9)               $    113.01  $    232.16  $    (88.68)
                                         =====================================

See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.
Statements of Changes in Partner's Capital

For the years ended December 31, 1996, 1995 and 1994

                                           Limited      General
                                           Partners     Partner       Total
Partners' capital at December 31, 1993   $41,063,430  $   490,636  $41,554,066
Net loss                                  (3,062,953)      (2,417)  (3,065,370)
Redemptions (13,622.576
 Limited Partnership Units)              (13,525,882)          --  (13,525,882)
Limited Partnership Units
 (37.424) allocated (Note 4)                      --           --           --
                                         -------------------------------------
Partners' capital at December 31, 1994    24,474,595      488,219   24,962,814
Net income                                 5,567,769      179,937    5,747,706
Redemptions (6,481.194
 Limited Partnership Units)               (7,466,959)          --   (7,466,959)
                                         -------------------------------------
Partners' capital at December 31, 1995    22,575,405      668,156   23,243,561
Net income                                 1,727,054      128,677    1,855,731
Redemptions (4,231.701
 Limited Partnership Units)               (5,153,607)          --   (5,153,607)
                                         -------------------------------------
Partners' capital at December 31, 1996   $19,148,852  $   796,833  $19,945,685
                                         =====================================

See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.
Notes to Financial Statements


1.   Partnership Organization

     Millburn Global Opportunity Fund L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act on July 9, 1992. The Partnership is engaged in speculative trading primarily in currency forward and future contracts and related options and secondarily in financial futures. The instruments that are traded by the Partnership are volatile and involve a high degree of risk.

     The General Partner has agreed to make additional capital contributions as General Partner so that its capital contributions to the Partnership will equal at least 1% of the total contributions to the Partnership. There are 50,000 Limited Partnership Units ("Units") authorized.

     The General Partner and each limited partner share in the profits and losses of the Partnership, except for brokerage fees and profit-sharing allocation, on the basis of their proportionate interests of Partnership capital determined before brokerage fees and profit share (see Note 4), except that no limited partner shall be liable for obligations of the Partnership in excess of his initial capital contribution and profits, if any, net of distributions.


2.   Accounting Policies

     a.   Investments
          Open options, future and forward contracts are valued at market value. Realized gain (loss) and changes in unrealized values on futures, forward and option contracts are recognized in the periods in which the contracts are closed or the changes occur, and are included in net gains (losses) on trading of futures, forward and option contracts.

          Investments in U.S. Treasury Bills are valued at the lower of cost plus amortized discount or market which closely approximates fair value. Amortization of discount is reflected as interest income.

     b.   Foreign Currency Translation
          Assets and liabilities denominated in foreign currencies are translated at quoted prices of such currencies at year end. Purchases and sales of investments are translated at the exchange rate prevailing when such transactions occurred.

     c.   Income Taxes
          Income taxes have not been provided, as each partner is individually liable for the taxes, if any, on his share of the Partnership's income and expenses.


                                 Continued

     d.   Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts.


3.   Organization and Offering Costs

     Organization and offering costs incurred were $487,741. The General Partner paid for all such costs subject to reimbursement from the Partnership in 18 equal monthly installments beginning in May 1993.
     Such costs were deducted from partnership capital upon commencement of trading, and reduce the redemption value per Unit to the extent that the reimbursement payments have been made to the General Partner. The General Partner also pays from its own funds, selling commissions on all sales of Units.


4.   Limited Partnership Agreement

     The Limited Partnership Agreement provides that the General Partner shall control, conduct and manage the business of the Partnership, and may make all trading decisions for the Partnership.

     The Partnership will pay the General Partner brokerage fees equal to
     0.6875 of 1% (an 8.25% annual rate) of month-end Net Assets, as defined in the Limited Partnership Agreement, except those equal to the General Partner's partnership interest. In the case of persons investing $1,000,000 or more in the Partnership, these brokerage fees will be reduced to 0.5208 of 1% (a 6.25% annual rate) of month-end Net Assets. To maintain a uniform net asset value per Unit for all limited partners additional Units are allocated to such persons.

     The Partnership will deduct from each limited partner's capital account and add to the General Partner's capital account 17.5% of any New Trading Profit, as defined in the Limited Partnership Agreement, as of the end of each calendar quarter, based on the performance of the Partnership.

     The Partnership pays all routine legal, accounting, administrative, printing and similar costs associated with its operation, excluding any indirect expenses of the General Partner.

     The Partnership will terminate on December 31, 2022 or if its Net Assets decline to less than $250,000 or upon the occurrence of certain other events as defined in the Limited Partnership Agreement.

5.   Trading Activities

     All of the derivatives, owned by the Partnership, including options, futures and forwards, are held for trading purposes. The results of the Partnership's trading activity are shown in the statement of income. The fair value of the derivative financial instruments, at December 31, 1996

                                 Continued
     and 1995 was $1,083,946 and ($621,521), respectively, and the average fair value during the years then ended calculated on a monthly basis, approximated $1,338,744 and $1,314,000, respectively.

     The Partnership conducts its trading activities with Smith Barney, Inc. acting either as a broker or counterparty to various transactions. At December 31, 1996 and 1995, the cash and treasury bills, aggregating $5,998,312 and $7,746,578, respectively, included in the Partnership's equity trading accounts are held by Smith Barney, Inc. in segregated accounts as required by U.S. Commodity Future Trading Commissions regulations.

6.   Derivative Instruments

     The Partnership is party to financial instruments in the normal course of its business. These instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specific future dates. These instruments may be traded on an exchange or over-the-counter. Exchange traded instruments are standard-ized and include futures and certain options. Each of these instruments is subject to various risks similar to those related to the underlying instruments including market and credit risk.

     Market risk is the potential changes in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commod-ity or security prices. Market risk is directly impacted by the volatil-ity and liquidity in the markets in which the related underlying assets are traded.

     Credit risk is the possibility that a loss may occur due to the failure of a counterparty to perform according to the terms of a contract.
     Credit risk is normally reduced to the extent that an exchange or clearing organization acts as a counterparty to futures or options transactions, since typically the collective credit of the members of the exchange is pledged to support the financial integrity of the exchange. In the case of over-the-counter transactions, the Partnership must rely solely on the credit of the individual counterparties. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition, not to the contract or notional amounts of the instruments.










                                 Continued

7.   Open Derivative Instruments (Contracts) at December 31, 1996

                                      Notional or Contractual
                                       Amount of Commitments
                                     to Purchase      to Sell
     Financial instruments         $  60,978,000  $  32,712,000
     Stock indices                    28,071,000      2,944,000
     Currencies*                      16,336,000     46,403,000
     Metals                            1,878,000      4,611,000
                                   ----------------------------
                                   $ 107,263,000  $  86,670,000

     * Currencies include offsetting commitments to purchase and sell the same currency on the same date in the future. These commitments are economically offsetting but are not, as a technical matter, offset in the forward market until the settlement date.

     The notional or contractual amounts of these derivative instruments, while not recorded in the financial statements, reflect the extent of the Partnership's involvement in these instruments. All of these instruments mature within 90 days of the balance sheet date.

                            Notional or Contractual
                            Amounts of Commitments     Unrealized Gain (Loss)
                           to Purchase     to Sell        Gross         Net
     Exchange traded      $ 91,287,000  $ 40,267,000  $ 1,002,133  $   946,073
     Non-exchange traded    15,976,000    46,403,000  $   749,616  $   137,873
                          ----------------------------------------------------
                          $107,263,000  $ 86,670,000  $ 1,751,749  $ 1,083,946

8.   Redemptions

     Units may be redeemed, at the option of any Limited Partner, as of the close of business on the last day of any month on ten days' prior notice to the General Partner; provided that no Units may be redeemed prior to the end of the third full calendar month after the sale of such Units. Units are redeemed at New Asset Value adjusted for organizational and offering costs payable to the General Partner (Note 3). Redemptions are subject to early redemption charges of 4% and 3%, respectively, during the first two successive six-month periods following the sale of such Units and 1% during the subsequent twelve months. There were no such charges in 1996. Such charges, amounting to $18,677 and $142,082 for 1995 and 1994, respectively, were paid to the General Partner.




                                 Continued

9.   Net Asset Value per Unit

     Changes in net asset value per Unit during the years ended December 31, 1996, 1995 and 1994 were as follows:

                                               1996        1995       1994
     Net realized and unrealized gains
      (losses) on currency contracts       $    65.28  $   186.20  $  (124.10)
     Interest income                            63.42       67.55       35.78
     Foreign exchange gain (loss)               (4.22)       1.95        5.60
     Profit share expense                       (4.73)     (18.74)
     Administrative expenses                    (6.74)      (4.80)      (5.96)
                                           ----------------------------------
        Increase (decrease) for the year       113.01      232.16      (88.68)
     Net asset value, beginning of year    $ 1,199.40  $   967.24  $ 1,055.92
                                           ----------------------------------
        Net asset value, end of year       $ 1,312.41  $ 1,199.40  $   967.24
                                           ==================================
     Redemption value per Unit             $ 1,312.41  $ 1,199.40  $   967.24
                                           ==================================

                               Exhibit 27.01



                         FINANCIAL DATA SCHEDULE
                THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.
                   JANUARY 1, 1996 - DECEMBER 31, 1996


     THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM STATEMENTS OF FINANCIAL CONDITION, STATEMENTS OF OPERATIONS AND STATEMENTS OF CHANGES IN PARTNERS' CAPITAL AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

   Item Description                                           Dollar Amount

   Cash and cash items..........................................  1,618,698
   Marketable securities........................................ 17,481,413
   Notes and accounts receivable-trade..........................          0
   Allowances for doubtful accounts.............................          0
   Inventory....................................................          0
   Total current assets......................................... 20,512,740
   Property, plant and equipment................................          0
   Accumulated depreciation.....................................          0
   Total assets................................................. 20,512,740
   Total current liabilities....................................    567,055
   Bonds, mortgages and similar debt............................          0
   Preferred stock -- mandatory redemption......................          0
   Preferred stock -- no mandatory redemption...................          0
   Common stock.................................................          0
   Other stockholders' equity................................... 19,945,685
   Total liabilities and stockholders' equity................... 20,512,740
   Net sales of tangible products...............................          0
   Total revenues...............................................  3,743,913
   Cost of tangible goods sold..................................          0
   Total costs and expenses applicable to sales and revenues....  1,768,921
   Other costs and expenses.....................................    188,492
   Provision for doubtful accounts and notes....................          0
   Interest and amortization of debt discount...................          0
   Income before taxes and other items..........................  1,855,731
   Income tax expense...........................................          0
   Income/loss continuing operations............................          0
   Discontinued operations......................................          0
   Extraordinary items..........................................          0
   Cumulative effect - changes in accounting principles.........          0
   Net income or loss...........................................  1,855,731
   Earnings per share - primary.................................     113.01
   Earnings per share - fully diluted...........................     113.01






                                   FDS-1