Form 10-Q
period 1997-03-31
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 1997-05-16
CIK 890373

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarterly Period Ended:  March 31, 1997
                             or
  [ ]   Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934


              Commission File Number:  0-26932

          THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.
   (Exact name of registrant as specified in its charter)

       Delaware                              06-1346-879
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)        Identification No.)

            c/o MILLBURN RIDGEFIELD CORPORATION
                   411 West Putnam Avenue
               Greenwich, Connecticut  06830
          (Address of principal executive offices)

Registrant's telephone number, including area code: (203) 625-7554

Securities registered pursuant      None
to Section 12(b) of the Act:

Securities registered pursuant      Units of Beneficial Interest
to Section 12(g) of the Act:               (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]                                         No    [ ]

Aggregate market value of the voting stock held by non-affiliates: the registrant is a business trust and, accordingly has no voting stock held by non-affiliates or otherwise.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Financial Condition (UNAUDITED)

                                               31-Mar-97           31-Dec-96
Assets:                                       ------------        ------------
Investment in U.S. Treasury bills
 (Cost $12,305,013)                             19,391,775          17,481,413
Money market mutual funds                          438,183             573,442
Options owned at market (Cost $328,683)            176,515             468,434
Unrealized appreciation on open contracts          (64,376)            944,195
Cash                                             1,551,637           1,045,256
                                              ------------        ------------
Total Assets                                  $ 21,493,734        $ 20,512,740
                                              ============        ============


Liabilities & Partners' Capital:
   Due to General Partner                          319,993              70,l44
   Accounts payable and accrued expenses            82,345              55,392
   Redemptions payable to unit holders, net      1,200,808             331,137
   Accrued brokerage commissions                   140,987             110,382
                                              ------------        ------------
Total Liabilities                                1,744,133             567,055

Trust Capital:
   General Partner interest                        904,223             796,833
   Limited Partners' interest (13,128.322
    Units of Beneficial Interest oustanding
    - at March 31, 1997)                        18,845,378          19,148,852
                                              ------------        ------------
Total Trust Capital                             19,749,601          19,945,685

                                              ------------        ------------
Total Liabilities and Trust Capital           $ 21,493,734        $ 20,512,740
                                              ============        ============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Operations
For the three months ended March 31, 1997 and 1996 (UNAUDITED)

                                                    1997             1996
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts        3,771,788           21,504
   Change in Unrealized Gain(Loss)               (1,300,490)        (225,013)
   Interest Income                                  247,308          291,062
   Foreign Exchange Gain(Loss)                      (27,513)         (53,155)
                                                ------------     ------------
                                                $ 2,691,093      $     4,398

Expenses:
   Brokerage Commissions                            432,029          475,631
   17.5% Profit Share (Accrued)                     334,889            6,905
   Administrative                                    23,677           28,395
                                                ------------     ------------
                                                $   790,595      $   510,931

                                                ============     ============
Net Income(Loss)                                $ 1,900,498      $  (506,533)

Net Income(Loss) allocated to General Partner   $   107,390      $    (4,320)
Net Income(Loss) allocated to Limited Partners  $ 1,793,108      $  (502,213)

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $    123.06      $    (30.58)

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Trust Capital
For the three months ended March 31, 1997 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Trust Equity at December 31, 1996
 (14,590.625 Units)                  19,148,852        796,833     19,945,685
Redemption of 1,462.303 Units        (2,096,582)            -      (2,096,582)
Net Gain(Loss) in Trust Equity        1,793,108        107,390      1,900,498
                                    ------------   ------------   ------------
Trust Equity at March 31, 1997       18,845,378        904,223     19,749,601
 (13,128.322 Units)                 ============   ============   ============
Redemption Value per Unit
 at March 31, 1997                    1,435.47
                                    ============


Statements of Cash Flows
For the three months ended March 31, 1997 and 1996 (UNAUDITED)

                                                  1997           1996
                                              ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                             1,900,498       (506,533)
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease (Increase) in Equity in
       Futures and Forward Trading Accounts      (300,777)    (1,473,235)
      (Decrease) Increase in Accrued Expenses      10,067         (1,600)
                                              ------------   ------------
Net Cash Flows from Operating Activities        1,609,788     (1,981,368)

Cash Flows from Financing Activities:
   Redemption of Limited and General
    Partner Units and Unit Equivalents         (1,238,666)    (1,433,726)
                                              ------------   ------------
Net Change in Cash                                371,122     (3,415,094)

Cash - Beginning of Year                        1,618,698      5,720,764
                                              ------------   ------------
Cash - End of Period                            1,989,820      2,305,670
                                              ============   ============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P. NOTES TO FORM 10-Q

These interim consolidated financial statements do not include all the disclosures contained in the annual financial statements. These interim statements have been prepared by management without audit by Independent Public Accountants. The consolidated statements of financial condition has been derived from the audited financial statements as of December 31, 1996. The consolidated results of operation as displayed, should not be considered indicative of results to be expected for the entire year.

Management discussion and analysis of the consolidated financial statements for the three months ended March 31, 1997.

                          31-Mar-97      31-Dec-96
                        -------------  -------------
        Ending Equity   $  19,749,601  $  19,945,685

Note A:
Ending equity at March 31, 1997 is less than ending equity at December 31, 1996 due to the redemption of units during the period.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 16th day of May, 1997.

   THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanisi                      May 16, 1997
          Tod A. Tanis
          Vice-President