Form 10-Q
period 1997-06-30
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 1997-09-18
CIK 890373

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarterly Period Ended:  June 30, 1997
                             or
  [ ]   Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934


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

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Financial Condition (UNAUDITED)

                                               30-Jun-97           31-Dec-96
Assets:                                       ------------        ------------
Investment in U.S. Treasury bills
 (Cost $12,305,013)                             17,870,409          17,481,413
Money market mutual funds                          654,925             573,442
Options owned at market (Cost $174,161)            141,076             468,434
Unrealized appreciation on open contracts          339,021             944,195
Cash                                               406,912           1,045,256
                                              ------------        ------------
Total Assets                                  $ 19,412,343        $ 20,512,740
                                              ============        ============


Liabilities & Partners' Capital:
   Due to General Partner                               -               70,l44
   Accounts payable and accrued expenses            13,649              55,392
   Redemptions payable to unit holders, net        338,269             331,137
   Accrued brokerage commissions                   127,090             110,382
                                              ------------        ------------
Total Liabilities                                1,744,133             567,055

Trust Capital:
   General Partner interest                        912,867             796,833
   Limited Partners' interest (12,694.821
    Units of Beneficial Interest oustanding
    - at June 30, 1997)                         18,020,468          19,148,852
                                              ------------        ------------
Total Trust Capital                             18,933,335          19,945,685

                                              ------------        ------------
Total Liabilities and Trust Capital           $ 19,412,343        $ 20,512,740
                                              ============        ============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Operations
For the three months ended June 30, 1997 and 1996 (UNAUDITED)

                                                    1997             1996
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts         (491,252)        (283,184)
   Change in Unrealized Gain(Loss)                  367,959          517,196
   Interest Income                                  292,038          251,519
   Foreign Exchange Gain(Loss)                       21,047          (15,278)
                                                ------------     ------------
                                                $   189,792      $   470,253

Expenses:
   Brokerage Commissions                            378,698          424,363
   17.5% Profit Share (Accrued)                          -                -
   Administrative                                    18,117           19,194
                                                ------------     ------------
                                                $   396,815      $   443,557

                                                ============     ============
Net Income(Loss)                                $  (207,023)     $    26,696

Net Income(Loss) allocated to General Partner   $     8,644      $    13,211
Net Income(Loss) allocated to Limited Partners  $  (215,667)     $    13,485

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $    (15.96)     $     (1.16)

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Operations
For the six months ended June 30, 1997 and 1996 (UNAUDITED)

                                                    1997             1996
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts        3,280,536         (261,680)
   Change in Unrealized Gain(Loss)                 (932,531)         262,183
   Interest Income                                  539,346          542,581
   Foreign Exchange Gain(Loss)                       (6,466)         (68,433)
                                                ------------     ------------
                                                $ 2,880,885      $   474,651

Expenses:
   Brokerage Commissions                            810,727          899,994
   17.5% Profit Share (Accrued)                     334,889            6,905
   Administrative                                    41,794           47,589
                                                ------------     ------------
                                                $ 1,187,410      $   954,488

                                                ============     ============
Net Income(Loss)                                $ 1,693,475      $  (479,837)

Net Income(Loss) allocated to General Partner   $   116,034      $     8,891
Net Income(Loss) allocated to Limited Partners  $ 1,577,441      $(1,488,728)

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $    107.10      $    (31.74)

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Trust Capital
For the six months ended June 30, 1997 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Trust Equity at December 31, 1996
 (14,590.625 Units)                  19,148,852        796,833     19,945,685
Redemption of 1,895.804 Units        (2,705,825)            -      (2,705,825)
Net Gain(Loss) in Trust Equity        1,577,441        116,034      1,693,475
                                    ------------   ------------   ------------
Trust Equity at June 30, 1997        18,020,468        912,867     18,933,335
 (12,694.821 Units)                 ============   ============   ============
Redemption Value per Unit
 at June 30, 1997                     1,419.51
                                    ============


Statements of Cash Flows
For the six months ended June 30, 1997 and 1996 (UNAUDITED)

                                                  1997           1996
                                              ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                             1,693,475       (479,837)
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease (Increase) in Equity in
       Futures and Forward Trading Accounts       481,651     (1,004,034)
      (Decrease) Increase in Accrued Expenses     (26,162)       (21,160)
                                              ------------   ------------
Net Cash Flows from Operating Activities        2,148,964     (1,505,031)

Cash Flows from Financing Activities:
   Redemption of Limited and General
    Partner Units and Unit Equivalents         (2,705,825)    (2,712,598)
                                              ------------   ------------
Net Change in Cash                               (556,861)    (4,217,629)

Cash - Beginning of Year                        1,618,698      5,720,764
                                              ------------   ------------
Cash - End of Period                            1,061,837      1,503,135
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

Management discussion and analysis of the consolidated financial statements for the six months ended June 30, 1997.

                          30-Jun-97      31-Dec-96
                        -------------  -------------
        Ending Equity   $  18,933,335  $  19,945,685

Note A:
Ending equity at June 30, 1997 is less than ending equity at December 31, 1996 due to the redemption of units during the period.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 27th day of August, 1997.

   THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanis                      August 27, 1997
          Tod A. Tanis
          Vice-President