Form 10-Q
period 1997-09-30
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 1997-12-02
CIK 890373

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarterly Period Ended:  September 30, 1997
                             or
  [ ]   Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934


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

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Financial Condition (UNAUDITED)

                                               30-Sep-97           31-Dec-96
Assets:                                       ------------        ------------
Investment in U.S. Treasury bills
 (Cost $17,863,756)                             17,863,756          17,481,413
Money market mutual funds                          382,862             573,442
Options owned at market (Cost $140,169)            166,150             468,434
Unrealized appreciation on open contracts          153,031             944,195
Cash                                               785,654           1,045,256
                                              ------------        ------------
Total Assets                                  $ 19,351,453        $ 20,512,740
                                              ============        ============


Liabilities & Partners' Capital:
   Due to General Partner                            1,567              70,l44
   Accounts payable and accrued expenses            67,658              55,392
   Redemptions payable to unit holders, net        121,713             331,137
   Accrued brokerage commissions                   125,959             110,382
                                              ------------        ------------
Total Liabilities                                  316,897             567,055

Trust Capital:
   General Partner interest                        960,870             796,833
   Limited Partners' interest (12,335.707
    Units of Beneficial Interest oustanding
    - at September 30, 1997)                    18,073,686          19,148,852
                                              ------------        ------------
Total Trust Capital                             19,034,556          19,945,685

                                              ------------        ------------
Total Liabilities and Trust Capital           $ 19,351,453        $ 20,512,740
                                              ============        ============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Operations
For the three months ended September 30, 1997 and 1996 (UNAUDITED)

                                                    1997             1996
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts          949,875         (678,954)
   Change in Unrealized Gain(Loss)                 (160,916)         798,292
   Interest Income                                  264,249          261,936
   Foreign Exchange Gain(Loss)                       (4,052)             201
                                                ------------     ------------
                                                $ 1,049,156      $   381,475

Expenses:
   Brokerage Commissions                            389,908          390,990
   17.5% Profit Share (Accrued)                       1,567               -
   Administrative                                    28,400           31,084
                                                ------------     ------------
                                                $   419,875      $   422,074

                                                ============     ============
Net Income(Loss)                                $   629,281      $   (40,599)

Net Income(Loss) allocated to General Partner   $    48,003      $    12,559
Net Income(Loss) allocated to Limited Partners  $   581,278      $   (53,158)

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $     45.64      $     (2.70)

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Operations
For the nine months ended September 30, 1997 and 1996 (UNAUDITED)

                                                    1997             1996
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts        4,230,411         (940,634)
   Change in Unrealized Gain(Loss)               (1,093,447)       1,060,475
   Interest Income                                  803,595          804,517
   Foreign Exchange Gain(Loss)                      (10,518)         (68,232)
                                                ------------     ------------
                                                $ 3,930,041      $   856,126

Expenses:
   Brokerage Commissions                          1,200,635        1,290,984
   17.5% Profit Share (Accrued)                     336,456            6,905
   Administrative                                    70,194           78,673
                                                ------------     ------------
                                                $ 1,607,285      $ 1,376,562

                                                ============     ============
Net Income(Loss)                                $ 2,322,756      $  (520,436)

Net Income(Loss) allocated to General Partner   $   164,037      $    21,450
Net Income(Loss) allocated to Limited Partners  $ 2,158,719      $  (541,886)

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $    152.74      $    (34.44)

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Trust Capital
For the nine months ended September 30, 1997 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Trust Equity at December 31, 1996
 (14,590.625 Units)                  19,148,852        796,833     19,945,685
Redemption of 2,254.918 Units        (3,233,885)            -      (3,233,885)
Net Gain(Loss) in Trust Equity        2,158,719        164,037      2,322,756
                                    ------------   ------------   ------------
Trust Equity at September 30, 1997   18,073,686        960,870     19,034,556
 (12,335.707 Units)                 ============   ============   ============
Redemption Value per Unit
 at September 30, 1997                1,465.15
                                    ============


Statements of Cash Flows
For the nine months ended September 30, 1997 and 1996 (UNAUDITED)

                                                  1997           1996
                                              ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                             2,322,756       (520,436)
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease (Increase) in Equity in
       Futures and Forward Trading Accounts       692,858     (1,646,664)
      (Decrease) Increase in Accrued Expenses     (40,734)       (46,093)
                                              ------------   ------------
Net Cash Flows from Operating Activities        2,974,880     (2,213,193)

Cash Flows from Financing Activities:
   Redemption of Limited and General
    Partner Units and Unit Equivalents         (3,425,062)    (3,364,384)
                                              ------------   ------------
Net Change in Cash                               (450,182)    (5,577,577)

Cash - Beginning of Year                        1,618,698      5,720,764
                                              ------------   ------------
Cash - End of Period                            1,168,516        143,187
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

Management discussion and analysis of the consolidated financial statements for the nine months ended September 30, 1997.

                          30-Sep-97      31-Dec-96
                        -------------  -------------
        Ending Equity   $  19,034,556  $  19,945,685

Note A:
Ending equity at September 30, 1997 is less than ending equity at December 31, 1996 due to the redemption of units during the period.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 1st day of December, 1997.

   THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanis                      December 1, 1997
          Tod A. Tanis
          Vice-President