Form 10-K405
period 1997-12-31
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 1998-03-31
CIK 890373

                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-K


     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the Fiscal Year Ended:  December 31, 1997
                             or
  [ ]   Transition Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934

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

Yes    [X]                                         No    [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $17,854,703

            Documents Incorporated by Reference
                           None.

                     TABLE OF CONTENTS


                                                                      Page
                          PART I

Item 1.     Business ................................................  1
Item 2.     Properties ..............................................  3
Item 3.     Legal Proceedings .......................................  3
Item 4.     Submission of Matters to a Vote of Security Holders .....  3


                          PART II

Item 5.     Market for the Registrant's Common Equity and
               Related Stockholder Matters ..........................  3
Item 6.     Selected Financial Data .................................  3
Item 7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations ..................  5
Item 7A.    Quantitative and Qualitative Disclosures About Market
               Risk .................................................  9
Item 8.     Financial Statements and Supplementary Data .............  9
Item 9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure ..................  9


                         PART III

Item 10.     Directors and Executive Officers of the Registrant ..... 10
Item 11.     Executive Compensation ................................. 12
Item 12.     Security Ownership of Certain Beneficial Owners and
                Management .......................................... 12
Item 13.     Certain Relationships and Related Transactions ......... 13


                          PART IV

Item 14.     Exhibits, Financial Statement Schedules and
                Reports on Form 8-K ................................. 13

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

     Millburn Ridgefield Corporation (the "General Partner"), a Delaware corporation, is the general partner and the commodity trading advisor for the Partnership. The General Partner invested $125,000 in the Partnership at the outset of trading and subsequently contributed an additional $316,183. After reflecting net income of $183,028 in 1997; net income of $128,677 in 1996, net income of $179,937 in 1995, a net loss of $2,417 in 1994 and net income of $55,006 and deductions for organization and offering costs of $5,613 in 1993, this investment totaled $979,861, $796,833, $668,156, $488,219 and $490,636 as
of December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

     Smith Barney, Inc., Morgan Stanley & Co. Incorporated, and AIG Trading Corp. (the "Currency Dealers") act as the primary currency dealers and futures brokers for the Partnership. The Partnership also executes currency and forward trades with other currency dealers and futures brokers, when their prices are advantageous to the Partnership. The Partnership pays the currency dealers "bid asked" spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts. The General Partner monitors the Partnership's trades to ensure that the prices it receives are competitive.

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

     (b)  Holders.   As of December 31, 1997, there were 980 holders of Units.

     (c)  Dividends.   No distributions or dividends have been made on the
Units, and the General Partner has no present intention to make any.

     (d)  Recent Sales of Unregistered Securities;
           Use of Proceeds from Registered Securities.   Not applicable.

Item 6.   Selected Financial Data

     The following is a summary of operations for fiscal year 1997, 1996, 1995, 1994 and 1993 and total assets of the Partnership at December 31, 1997, 1996, 1995, 1994 and 1993. The Partnership commenced trading operations on January 7, 1993.

                                 For the Year      For the Year      For the Year      For the Year      For the Year
                                Ended 12/31/97    Ended 12/31/96    Ended 12/31/95    Ended 12/31/94    Ended 12/31/93
                               ----------------  ----------------  ----------------  ----------------  ----------------
Revenue:
  Net realized and unrealized
  trading gain (loss), net of
  brokerage commissions of
  $1,566,165, $1,699,690,
  $2,123,253, $2,661,651 and
  $2,781,660 in 1997, 1996,
  1995, 1994 and 1993,
  respectively                       1,696,449         1,072,015         4,710,329        (4,284,368)        1,199,877

  Interest Income                    1,066,041         1,041,439         1,526,442         1,173,269         1,103,670
                               ----------------  ----------------  ----------------  ----------------  ----------------
                                $    2,762,490    $    2,113,454    $    6,236,771    $   (3,111,099)   $    2,303,547
                               ----------------  ----------------  ----------------  ----------------  ----------------

Foreign exchange gain (loss)           (12,137)          (69,231)           70,217           209,552           (68,558)
                               ----------------  ----------------  ----------------  ----------------  ----------------
Total income (loss)             $    2,750,353    $    2,044,223    $    6,306,988    $   (2,901,547)   $    2,234,989
                               ----------------  ----------------  ----------------  ----------------  ----------------

Expenses:
  Profit share                         336,456            77,846           450,987               161           183,503
  Administrative expenses               98,335           110,646           108,295           163,662           120,959
                               ----------------  ----------------  ----------------  ----------------  ----------------
Total expenses                  $      434,791    $      188,492    $      559,282    $      163,823    $      304,462
                               ----------------  ----------------  ----------------  ----------------  ----------------

Net income (loss)               $    2,315,562    $    1,855,731    $    5,747,706    $   (3,065,370)   $    1,930,527
                               ================  ================  ================  ================  ================


Total assets                    $   19,008,327    $   20,512,740    $   24,031,331    $   25,949,603    $   42,550,846
Total limited partners' capital $   17,586,032    $   19,148,852    $   22,575,405    $   24,474,595    $   41,063,430

Net asset value per Unit        $     1,463.50    $     1,312.41    $     1,199.40    $       967.24    $     1,055.92
Redemption value per Unit       $     1,463.50    $     1,312.41    $     1,199.40    $       967.24    $     1,062.81

Increase (decrease) in net
  asset value per Unit          $       151.09    $       113.01    $       232.16    $       (88.68)   $        55.92
Increase (decrease) in
  redemption value per Unit     $       151.09    $       113.01    $       232.16    $       (95.57)   $        62.81

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

     The Partnership is generally required to deposit approximately 5% of the notional value of it forward contract positions with the Currency Dealers as collateral. At any time, and from time to time, the Partnership may have open positions with Smith Barney, Inc. with a total notional value of as much as three times the capitalization of the Partnership and collateral deposits of up to approximately 15% of the capital of the Partnership.

     The Partnership's futures contracts are settled by offset and are cleared by the exchange clearinghouse function. Options on futures contracts are settled either by offset or by exercise. If an option on a future is exercised, the Partnership is assigned a position in the underlying future which is then settled by offset. The Partnership's spot and forward currency transactions conducted in the interbank market are settled by netting offsetting positions held with the same counterparty; net positions are then settled by entering into offsetting positions and by cash payments.

     Liquidity

     The Partnership's assets are either held in cash or are invested by the General Partner in United States Treasury bills or "customer segregated funds accounts." To the extent deposited as margin with currency dealers or futures brokers, the Partnership's assets are subject to the General Partner's ability to close out its currency futures or forward contracts positions. During its operations through December 31, 1997, the Partnership experienced no meaningful periods of illiquidify in any of the markets traded by the Partnership.

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

     Results of Operations

     Operating results show a profit for the fiscal years ended December 31, 1997, 1996 and 1995, a loss for the fiscal year ended December 31, 1994 and a profit for the fiscal year ended December 31, 1993.

     Total Partnership capital as of December 31, 1997, 1996, 1995, 1994 and 1993 equaled $18,565,893, $19,945,685, $23,243,561, $24,962,814 and
$41,554,066, respectively. The net asset value per Unit as of December 31, 1997 was $1463.50, an increase in value for fiscal year 1997 of 11.5%; the net asset value per Unit as of December 31, 1996 was $1,312.41, an increase in value for fiscal year 1996 of 9.4%; the net asset value per Unit as of December 31, 1995 was $1,199.40, an increase in value for fiscal year 1995 of 24.0%; the net asset value per Unit as of December 31, 1994 was $967.24, a decrease in value for fiscal year 1994 of 8.4%; the net asset value per Unit as of December 31, 1993 was $1,055.92, an increase in value for fiscal year 1993 of 5.6%.

     Over half of the Partnership's profits in fiscal year 1997 resulted from its currency and financial instrument trading. Such trading showed a profit as gross trading gains of $3,262,614 overcame brokerage commissions of $1,566,165 for a net trading gain of $1,696,449. The Partnership also accrued or earned interest income of $1,066,041 and lost $12,137 on foreign exchange. Over half of the Partnership's profits in fiscal year 1996 resulted from its currency and financial instrument trading. Such trading showed a profit as gross trading gains of $2,771,705 exceeded brokerage fees of $1,699,690 for a net trading gain of $1,072,015. The Partnership also accrued or earned
interest income of $1,041,439 and lost $69,231 on foreign exchange.   A
substantial majority of the Partnership's profits in fiscal year 1995 resulted from its currency and financial instrument trading. Such trading showed a profit as gross trading gains of $6,833,582 exceeded brokerage fees of $2,123,253 for a net trading gain of $4,710,329. The Partnership also accrued or earned interest income of $1,526,442 and gained $70,217 on foreign exchange. The Partnership's losses in 1994 resulted from its currency and financial instrument trading. Gross trading losses of $1,622,717 combined with brokerage fees of $2,661,651 for a net trading loss of $4,284,368. These losses were partially offset by interest income of $1,173,269 and foreign exchange gain of $209,552. A majority of the Partnership's profits in fiscal year 1993 resulted from the Partnership's currency and financial instrument trading. Such trading showed a profit as gross trading gains of $3,981,537 exceeded brokerage fees of $2,781,660 for a net trading gain of $1,199,877. The Partnership also accrued or earned interest income of $1,103,670, and incurred a foreign exchange loss of $68,558.

     During Fiscal Year 1997, the Partnership traded profitably. In the first two months, gains in currency trading countered losses from interest rate positions, yielding overall gains in the portfolio. In March and April, there were losses in all sectors (metals, stock indices, interest rates, and currencies). Overall gains during the May-June period occurred as profits in stock index and interest rate trading more than offset losses in metals and currency trading. During the third quarter, markets were extremely volatile, but on balance the portfolio produced gains. Profits on interest rate and currency trading offset losses in stock index and metals markets for an overall third quarter gain. In the October-December quarter, on the other hand, gains on stock index and metal trading were profitable, but were offset by losses in currency and interest rate trading.

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

     The Year 2000 Computer Issue

     Many computer applications currently in use were designed and developed using two digits to identify the year. These programs were implemented without considering the impact of the change in the century. Consequently, these computer applications could fail or create erroneous results if not corrected.

     The General Partner is currently in the process of ensuring that its computer systems are Year 2000 compliant and anticipates Year 2000 compliance by early 1999. The cost of addressing the Year 2000 issue will be borne by the General Partner, not the Partnership, and is expected to have no material impact on the General Partner's ability to conduct its affairs or those of the Partnership. However, failure of exchanges, clearing organizations, banks, brokers, regulators or other third parties to resolve their own processing issues could result in a material financial risk.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable.

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

     The principals and senior officers of Millburn Ridgefield Corporation as of December 31, 1996 are as follows:

     Harvey Beker, age 44.   Mr. Beker is President, Co-Chief Executive
Officer and a Director of Millburn Ridgefield and The Millburn Corporation, and a partner of ShareInVest Research L.P. He received a Bachelor of Arts degree in economics from New York University in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978. During his tenure at Millburn, he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in 1982.

     George E. Crapple, age 53.   Mr. Crapple is Co-Chief Executive Officer,
Vice-Chairman and a Director of Millburn Ridgefield, Vice-Chairman and a Director of The Millburn Corporation and a partner of ShareInVest Research L.P. In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta
Kappa. In 1969 he graduated from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review. He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law. He was first associated with Millburn Ridgefield in 1976 and joined Millburn Ridgefield Corporation on April 1, 1983 on a full-time basis. Mr. Crapple is a member of the Board of Directors and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, Vice-Chairman of the Board of Directors, member of the Executive Committee of the Managed Funds Association, a member of the Financial Products Advisory Committee of the CFTC and a former member of the Board of Directors and Nominating Committee of the Futures Industry Association.

     Mark B. Fitzsimmons, age 50.   Mr. Fitzsimmons is a Senior Vice-President
of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include both marketing and investment strategy. He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. He joined Millburn Ridgefield in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm. From 1977 to 1987 he was with Chemical Bank New York Corporation, first as a Senior Economist in Chemical's Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical's Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From 1973 to 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.

     Barry Goodman, age 40.   Mr. Goodman is Senior Vice-President, Director
of Trading and Co-Director of Research of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include overseeing the firm's trading operation and managing its trading relationships, as well as the design and implementation of trading systems.
He graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics. From 1980 through late 1982 he was a commodity trader for E. F. Hutton & Co., Inc. At Hutton he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. He joined Millburn Ridgefield in 1982 as Assistant Director of Trading.

     Dennis B. Newton, age 46. Mr. Newton is a Senior Vice-President of Millburn Ridgefield. His primary responsibilities are in administration and marketing. Prior to joining Millburn Ridgefield in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991. Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. from September 1987 to March 1990. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. where he was a member of the senior management team. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

     Grant N. Smith, age 46.   Mr. Smith is Senior Vice-President and
Co-Director of Research of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology in 1974 and an M.S. degree from M.I.T. in 1975. While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined Millburn Ridgefield in 1975.

     Malcolm H. Wiener, age 62.   Mr. Wiener is the founder and non-executive
Chairman of Millburn Ridgefield, The Millburn Corporation and ShareInVest Research L.P., serves as an adviser to these entities and is a major investor in funds managed by Millburn Ridgefield and ShareInVest Research L.P. He does not, however, have investment or operational authority or responsibility for any of these entities or supervisory authority over their officers or employees. Mr. Wiener is also a Director of Millburn Ridgefield and The Millburn Corporation. Mr. Wiener graduated magna cum laude from Harvard College in 1957, where his field of concentration was Economics and he was elected to Phi Beta Kappa. From 1957 to 1960 he served as an officer in the United States Navy. Mr. Wiener graduated from the Harvard Law School in 1963 and practiced law in New York City specializing in corporate law and financial transactions until 1973. Mr. Wiener began research on and the trading of futures contracts pursuant to systematic trading methods and money management principles in 1971 and the management on a full time basis of private funds in this area in 1973. He is the author of numerous papers on the history of trade and is a member of the Council on Foreign Relations. He serves on the boards or visiting committees of various non-profit institutions including the Kennedy School of Government and the Wiener Center for Social Policy at Harvard University, the Harvard Art Museums, the Metropolitan Museum in New York, the Museum of Fine Arts in Boston, the American School of Classical Studies in Athens and the Council on Economic Priorities in New York.

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

     (b)  Security ownership of management
     Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner, which has discretionary authority over the Partnership's trading. The General Partner's general partnership interest was valued at $979,861 as of December 31, 1997, approximately 5.3% of the Partnership's total equity, the equivalent of 669.53 Units.

     (c)  Changes in control

     None.

Item 13.  Certain Relationships and Related Transactions

     See "Item 11. Executive Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and Management." The Partnership allocated to the General Partner $1,566,165, $1,699,690, $2,123,253, $2,661,651 and
$2,781,660 in brokerage fees and $336,456,  $77,846, $450,987, $161 and
$183,503 in profit share for fiscal years 1997, 1996,  1995, 1994 and 1993, respectively. The General Partner's general partnership interest showed an allocation of gain (loss) of $183,028, $128,677, $179,937, $(2,417) and
$55,066 in fiscal years 1997, 1996, 1995, 1994 and 1993, respectively.

                          PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1)  Financial Statements

The following financial statements are included with the 1997 Report of Independent Accountants, a copy of which is filed herewith as Exhibit 13.01.

                                                                 Page
          Report of Independent Accountants                      F-1
          Statements of Financial Condition as of
             December 31, 1997 and 1996                          F-2
          Statements of Operations for the years ended
             December 31, 1997, 1996 and 1995                    F-3
          Statements of Changes in Partners' Capital for the
             years ended December 31, 1997, 1996, and 1995       F-4
          Notes to Financial Statements                          F-5

     (a)(2)  Financial Statement Schedules

     All Schedules are omitted for the reason that they are not required, are not applicable, because equivalent information has been included in the financial statements or the notes thereto.

     (a)(3)  Exhibits as required by Item 601 of Regulation S-K

          Designation  Description

          1.01         Form of Selling Agreement among the Partnership,
                          the General Partner and the Selling Agent.

          3.01         Limited Partnership Agreement of the Partnership
                          (included as Exhibit A to the Prospectus).

          3.02         Certificate of Limited Partnership of the Partnership.

          3.03         Amended and Restated Limited Partnership Agreement
                          (included as Exhibit A to the Prospectus).

          10.01        Form of Subscription Agreement and Power of Attorney.

          10.02        Form of Customer Agreement and Forward Dealer
                          Agreement among the Partnership, the General
                          Partner and the Selling Agent.

          10.03        Form of Customer Agreement and Forward Dealer
                          Agreement among the Partnership, the General
                          Partner and Morgan Stanley & Co. Incorporated

          10.04        Form of Customer Agreement and Forward Dealer
                          Agreement among the Partnership, the General
                          Partner and AIG Trading Corp.

          10.05        Escrow Agreement between the Partnership and
                          Chemical Bank, N.A.


     The above exhibits are incorporated herein by reference from Amendment No. 1 to the Registration Statement (File No. 33-50388) filed on October 30, 1992 on Form S-1 under the Securities Act of 1933.

          13.01        1997 Report of Independent Accountants (filed herewith).

          27.01        Financial Data Schedule (filed herewith).


     (b)  Reports on Form 8-K

     No report on Form 8-K was filed by the Partnership during the quarter ended December 31, 1997.

                        SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 27th day of March, 1998.


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

                          Title with
Signature                 General Partner                  Date

_______________________   Chairman and Director            March __, 1998
     Malcolm H. Wiener

/s/ Harvey Beker          President, Co-Chief              March 27, 1998
     Harvey Beker         Executive Officer and Director
                          (Principal Financial and
                           Accounting Officer)

/s/ George E. Crapple     Vice-Chairman, Co-Chief          March 27, 1998
     George E. Crapple    Executive Officer and Director
                          (Principal Executive Officer)

     (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation            General Partner of Registrant
       March 27, 1998

By   /s/ Harvey Beker
       Harvey Beker
       President

                               Exhibit 13.01

Coopers & Lybrand L.L.P.
a professional services firm



REPORT of INDEPENDENT ACCOUNTANTS

To the Partners of
The Millburn Global Opportunity Fund L.P.:

We have audited the accompanying statements of financial condition of THE MILLBURN GLOBAL OPPORTUNITY FUND L.P. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations and changes in partners' capital for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of management of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Millburn Global Opportunity Fund L.P. as of December 31, 1997 and 1996, and the results of its operations for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.


New York, New York
January 26, 1998.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Financial Condition
As of December 31, 1997 and 1996
                     ASSETS:                                        1997              1996
                                                               --------------    --------------
Equity in trading accounts:
  Investments in U.S. Treasury bills - at value
   (amortized cost $3,821,293 at December 31, 1997
   and $4,953,056 at December 31, 1996) (Note 2)                $  3,821,293      $  4,953,056
  Options owned, at market value (cost $116,789 at
   December 31, 1997 and $328,683 at December 31, 1996)              160,575           468,434
  Net unrealized appreciation on open contracts                      484,001           944,195
  Cash                                                               362,797         1,045,256
                                                               --------------    --------------
                                                                   4,828,666         7,410,941
Investments in U.S. Treasury bills - at value
 (amortized cost $14,056,215 at December 31, 1997
 and $12,528,357 at December 31, 1996)                            14,056,215        12,528,357
Money market fund                                                    123,446           573,442
                                                               --------------    --------------

Total assets                                                    $ 19,008,327      $ 20,512,740
                                                               ==============    ==============

        LIABILITIES and PARTNERS' CAPITAL:

Due to managing owner                                           $      1,566      $     70,144
Accounts payable and accrued expenses                                 64,964            55,392
Redemptions payable to limited partners (Note 8)                     270,284           331,137
Accrued brokerage commissions                                        105,620           110,382
                                                               --------------    --------------
Total liabilities                                                    442,434           567,055
                                                               --------------    --------------

Partners' capital (Notes 3, 7 and 8):
General Partner                                                      979,861           796,833
Limited Partners, 12,016.382 and 14,590.625 Limited
 Partnership Units outstanding in 1997 and 1996, respectively     17,586,032        19,148,852
                                                               --------------    --------------

Total partners' capital                                           18,565,893        19,945,685
                                                               --------------    --------------

Total liabilities and partners' capital                         $ 19,008,327      $ 20,512,740
                                                               ==============    ==============

See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Operations
For the years ended December 31, 1997, 1996 and 1995
                                                                    1997              1996              1995
                                                               --------------    --------------    --------------
Income  (Note 1):
  Net gains (losses) on trading of futures,
   forwards and option contracts:
    Realized gains (losses):
      Futures and forwards                                      $  3,868,718      $  1,648,557      $  5,956,183
      Options                                                        (49,945)          441,055           350,018
                                                               --------------    --------------    --------------
                                                                   3,818,773         2,089,612         6,306,201
    Change in unrealized appreciation (depreciation):
      Futures and forwards                                          (460,194)          617,041           340,026
      Options                                                        (95,965)           65,052           187,355
                                                               --------------    --------------    --------------

                                                                    (556,159)          682,093           527,381
                                                               --------------    --------------    --------------
                                                                   3,262,614         2,771,705         6,833,582

    Less, Brokerage fees (Note 3)                                  1,566,165         1,699,690         2,123,253
                                                               --------------    --------------    --------------
      Net realized and unrealized gains on trading of
       futures, forward and option contracts                       1,696,449         1,072,015         4,710,329

  Interest income                                                  1,066,041         1,041,439         1,526,442

  Foreign exchange gain (loss) on cash collateral                    (12,137)          (69,231)           70,217
                                                               --------------    --------------    --------------

      Total income                                                 2,750,353         2,044,223         6,306,988
                                                               --------------    --------------    --------------
Expenses (Note 1):
  Profit share (Note 3)                                              336,456            77,846           450,987

  Administrative expenses                                             98,335           110,646           108,295
                                                               --------------    --------------    --------------

                                                                     434,791           188,492           559,282
                                                               --------------    --------------    --------------

Net income                                                      $  2,315,562      $  1,855,731      $  5,747,706
                                                               ==============    ==============    ==============

Net income per Limited Partnership Unit (Note 8)                $     151.09      $     113.01      $     232.16
                                                               ==============    ==============    ==============

See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Changes in Partners' Capital
For the years ended December 31, 1997, 1996 and 1995
                                                              Limited Partners    General Partner          Total
                                                              ----------------    ----------------    ----------------
Partners' capital at December 31, 1994                         $   24,474,595      $      488,219      $   24,962,814

Net income                                                          5,567,769             179,937           5,747,706

Redemptions (6,481.194 Limited Partnership Units)                  (7,466,959)                --           (7,466,959)
                                                              ----------------    ----------------    ----------------
Partners' capital at December 31, 1995                             22,575,405             668,156          23,243,561

Net income                                                          1,727,054             128,677           1,855,731

Redemptions (4,231.701 Limited Partnership Units)                  (5,153,607)                --           (5,153,607)
                                                              ----------------    ----------------    ----------------
Partners' capital at December 31, 1996                             19,148,852             796,833          19,945,685

Net income                                                          2,132,534             183,028           2,315,562

Redemptions (2,574.243 Limited Partnership Units)                  (3,695,354)                --           (3,695,354)
                                                              ----------------    ----------------    ----------------
Partners' capital at December 31, 1997                         $   17,586,032      $      979,861      $   18,565,893
                                                              ================    ================    ================

See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Notes to Financial Statements

1.  Partnership Organization:

    Millburn Global Opportunity Fund L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act on July 9, 1992. The Partnership is engaged in speculative trading primarily in currency forward and futures contracts and related options and secondarily in financial futures. The instruments that are traded by the Partnership are volatile and involve a high degree of risk.

    The General Partner has agreed to make additional capital contributions as General Partner so that its capital contributions to the Partnership will equal at least 1% of the total contributions to the Partnership. There are 50,000 Limited Partnership Units ("Units") authorized.

    The General Partner and each limited partner share in the profits and losses of the Partnership, except for brokerage fees and profit-sharing allocation, on the basis of their proportionate interests of Partnership capital determined before brokerage fees and profit share (see Note 3), except that no limited partner shall be liable for obligations of the Partnership in excess of his initial capital contribution and profits, if any, net of distributions.

2.  Accounting Policies:

    a.  Investments

        Open options, futures and forward contracts are valued at market value. Realized gain (loss) and changes in unrealized values on futures, forward and option contracts are recognized in the periods in which the contracts are closed or the changes occur, and are included in net gains on trading of futures, forward and option contracts.

        Investments in U.S. Treasury Bills are valued at cost plus amortized discount which closely approximates fair value. Amortization of discount is reflected as interest income.

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

                                   Continued

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

    d.  Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

    e.  Right of offset

        The customer agreements between the Partnership and brokers give the Partnership the legal right to net unrealized gains and losses. Unrealized gains and losses related to transactions with these brokers are reflected on a net basis in the equity in trading accounts in the statements of financial condition.

3.  Limited Partnership Agreement:

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

                                   Continued

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

4.  Trading Activities:

    All of the derivatives, owned by the Partnership, including options, futures and forwards, are held for trading purposes. The results of the Partnership's trading activity are shown in the statement of income. The fair value of the derivative financial instruments, at December 31, 1997 and 1996 was $644,576 and $1,412,629, respectively, and the average fair value during the years then ended calculated on a monthly basis, approximated $861,367 and $1,338,744, respectively.

    At December 31, 1997 and 1996, cash and treasury bills, aggregating $4,184,090 and $5,998,312, respectively, included in the Partnership's equity in trading accounts were held in segregated accounts as required by U.S. Commodity Futures Trading Commission regulations.

5.  Derivative Instruments:

    The Partnership is party to financial instruments in the normal course of its business. These instruments include forwards, futures and options, whose value is based upon an underlying asset, index, or reference rate, and generally represent future commitments to exchange currencies or cash flows, or to purchase or sell other financial instruments at specific terms at specified future dates. These instruments may be traded on an exchange or over-the-counter. Exchange traded instruments are standardized and include futures and certain options. Each of these instruments is subject to various risks similar to those related to the underlying instruments including market and credit risk.

    Market risk is the potential change in the value of the financial instruments traded by the Partnership due to market changes, including interest and foreign exchange rate movements and fluctuations in commodity or security prices. Market risk is directly impacted by the volatility and liquidity in the markets in which the related underlying assets are traded.

    Credit risk is the possibility that a loss my occur due to the failure of a counterparty to perform according to the terms of a contract. Credit risk is normally reduced to the extent that an exchange or clearing organization acts as a counterparty to futures or options transactions, since typically the collective credit of the members of the exchange is pledged to support the financial integrity of the exchange. In the case of over-the-counter transactions, the Partnership must rely solely on the credit of the individual counterparties. The Partnership's risk of loss in the event of counterparty default is typically limited to the amounts recognized in the statement of financial condition, not to the contract or notional amounts of the instruments.

                                   Continued

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

6.  Open Derivative Instruments (Contracts) at December 31, 1997 and 1996:

                                    December 31, 1997                   December 31, 1996
                                 Notional or Contractual             Notional or Contractual
                                  Amount of Commitments               Amount of Commitments
                              to Purchase         to Sell         to Purchase         to Sell
                            ---------------   ---------------   ---------------   ---------------
    Financial instruments    $  87,759,000     $  24,410,000     $  60,978,000     $  32,712,000
    Stock indices                  386,000         4,410,000        28,071,000         2,944,000
    Currencies*                  9,016,000        22,768,000        16,336,000        46,403,000
    Metals                             --          4,563,000         1,878,000         4,611,000
                            ---------------   ---------------   ---------------   ---------------
                             $  97,161,000     $  56,151,000     $ 107,263,000     $  86,670,000
                            ===============   ===============   ===============   ===============

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

                                      Notional or Contractual
                                      Amounts of Commitments                  Unrealized Gain
                                   to Purchase         to Sell            Gross              Net
                                 ---------------   ---------------   ---------------   ---------------
    December 31, 1997:
       Exchange traded            $  88,183,000     $  33,383,000     $     412,370     $     321,870
       Non-exchange traded            8,978,000        22,768,000           267,924           205,917
                                 ---------------   ---------------   ---------------   ---------------
                                  $  97,161,000     $  56,151,000     $     680,294     $     527,787
                                 ===============   ===============   ===============   ===============

    December 31, 1996:
       Exchange traded            $  91,287,000     $  40,267,000     $   1,002,133     $     946,073
       Non-exchange traded           15,976,000        46,403,000           749,616           137,873
                                 ---------------   ---------------   ---------------   ---------------
                                  $ 107,263,000     $  86,670,000     $   1,751,749     $   1,083,946
                                 ===============   ===============   ===============   ===============

                                   Continued

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

7.  Redemptions:

    Units may be redeemed, at the option of any Limited Partner, as of the close of business on the last day of any month on ten days' prior notice to the General Partner, provided that no Units may be redeemed prior to the end of the third full calendar month after the sale of such Units. Redemptions are subject to early redemption charges of 4% and 3%, respectively, during the first two successive six-month periods following the sale of such Units and 1% during the subsequent twelve months.

8.  Net Asset Value per Unit:

    Changes in net asset value per Unit during the years ended
    December 31, 1997, 1996 and 1995 were as follows:
                                                    1997                1996                1995
                                              ----------------    ----------------    ----------------
    Net realized and unrealized
     gains on currency contracts               $       110.69      $        65.28      $       186.20
    Interest income                                     69.56               63.42               67.55
    Foreign exchange gain (loss)                        (0.79)              (4.22)               1.95
    Profit share expense                               (21.95)              (4.73)             (18.74)
    Administrative expenses                             (6.42)              (6.74)              (4.80)
                                              ----------------    ----------------    ----------------

       Increase for the year                           151.09              113.01              232.16

    Net asset value, beginning of year               1,312.41            1,199.40              967.24
                                              ----------------    ----------------    ----------------
       Net asset value, end of year            $     1,463.50      $     1,312.41      $     1,199.40
                                              ================    ================    ================