Form 10-Q
period 1998-03-31
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 1998-05-14
CIK 890373

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  March 31, 1998
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

Securities registered pursuant to Section 12(b) of the Act:  None

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

             Yes    [X]                                No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $17,627,483

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Financial Condition (UNAUDITED)

                                               31-Mar-98           31-Dec-97
Assets:                                       ------------        ------------
Investment in U.S. Treasury bills
 (Cost $16,904,974)                             16,904,974          17,877,508
Money market mutual funds                          493,651             123,446
Options owned at market (Cost $119,938)            207,716             160,575
Unrealized appreciation on open contracts          427,697             484,001
Cash                                                59,481             362,797
                                              ------------        ------------
Total Assets                                  $ 18,093,519        $ 19,008,327
                                              ============        ============


Liabilities & Partners' Capital:
   Due to General Partner                               -                1,566
   Accounts payable and accrued expenses            53,675              64,964
   Redemptions payable to unit holders, net        309,780             270,284
   Accrued brokerage commissions                   102,581             105,620
                                              ------------        ------------
Total Liabilities                                  466,036             442,434

Trust Capital:
   General Partner interest                        989,330             979,861
   Limited Partners' interest (11,495.350
    Units of Beneficial Interest oustanding
    - at March 31, 1998)                        16,638,153          17,586,032
                                              ------------        ------------
Total Trust Capital                             17,627,483          18,565,893

                                              ------------        ------------
Total Liabilities and Trust Capital           $ 18,093,519        $ 19,008,327
                                              ============        ============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Operations
For the three months ended March 31, 1998 and 1997 (UNAUDITED)

                                                    1998             1997
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts           36,097        3,771,788
   Change in Unrealized Gain(Loss)                  (92,312)      (1,300,490)
   Interest Income                                  248,150          247,308
   Foreign Exchange Gain(Loss)                       (4,603)         (27,513)
                                                ------------     ------------
                                                $   187,332      $ 2,691,093

Expenses:
   Brokerage Commissions                            357,885          432,029
   17.5% Profit Share (Accrued)                          -           334,889
   Administrative                                    19,776           23,677
                                                ------------     ------------
                                                $   377,661      $   970,595

                                                ============     ============
Net Income(Loss)                                $   190,329      $ 1,900,498

Net Income(Loss) allocated to General Partner   $     9,469      $   107,390
Net Income(Loss) allocated to Limited Partners  $  (199,798)     $ 1,793,108

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $    (16.12)     $    123.06

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Trust Capital
For the three months ended March 31, 1998 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Trust Equity at December 31, 1997
 (12,016.382 Units)                  17,586,032        979,861     18,565,893
Redemption of 521.032 Units            (748,081)            -        (748,081)
Net Gain(Loss) in Trust Equity         (199,798)         9,469       (190,329)
                                    ------------   ------------   ------------
Trust Equity at March 31, 1998       16,638,153        989,330     17,627,483
 (11,495.350 Units)                 ============   ============   ============
Redemption Value per Unit
 at March 31, 1998                    1,447.38
                                    ============


Statements of Cash Flows
For the three months ended March 31, 1998 and 1997 (UNAUDITED)

                                                  1998           1997
                                              ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                              (190,329)     1,900,498
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease (Increase) in Equity in
       Futures and Forward Trading Accounts       981,947       (300,777)
      (Decrease) Increase in Accrued Expenses     (19,144)        10,067
                                              ------------   ------------
Net Cash Flows from Operating Activities          772,474      1,609,788

Cash Flows from Financing Activities:
   Redemption of Limited and General
    Partner Units and Unit Equivalents           (705,585)    (1,238,666)
                                              ------------   ------------
Net Change in Cash                                 66,889        371,122

Cash - Beginning of Year                          486,243      1,618,698
                                              ------------   ------------
Cash - End of Period                              553,132      1,989,820
                                              ============   ============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P. NOTES TO FORM 10-Q

These interim consolidated financial statements do not include all the disclosures contained in the annual financial statements. These interim statements have been prepared by management without audit by Independent Public Accountants. The consolidated statements of financial condition has been derived from the audited financial statements as of December 31, 1997. The consolidated results of operation as displayed, should not be considered indicative of results to be expected for the entire year.

Management discussion and analysis of the consolidated financial statements for the nine months ended March 31, 1998.

                          31-Mar-98      31-Dec-97
                        -------------  -------------
        Ending Equity   $  17,627,483  $  18,565,893


The partnership's net assets declined 4.77% in the first quarter of 1998. This resulted from redemptions along with a net loss of 1.10% from trading.

Trading conditions in financial futures and currencies were errratic during the first three months of 1998. A downtrend in global interest rates led to significant profits for the portfolio during January, even though currency and stock index trading produced losses. During February, however, a sharp reversal of this interest rate trend in the U.S., along with increased volatility in trading currencies and stock indicies, produced sizable losses in the portfolio. In March, currency trading was quite profitable, but losses were registered again in interest rates and stock indicies.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 12th day of May, 1998.

   THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanis                      May 12, 1998
          Tod A. Tanis
          Vice-President