Form 10-Q
period 1998-06-30
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 1998-08-13
CIK 890373

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  June 30, 1998
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

             Yes    [X]                                No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $14,852,087

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Financial Condition (UNAUDITED)

                                               30-Jun-98           31-Dec-97
Assets:                                       ------------        ------------
Investment in U.S. Treasury bills
 (Cost $15,286,121)                             15,286,121          17,877,508
Money market mutual funds                          420,325             123,446
Options owned at market (Cost $163,440)            189,852             160,575
Unrealized appreciation on open contracts          (14,118)            484,001
Cash                                               613,374             362,797
                                              ------------        ------------
Total Assets                                  $ 16,495,554        $ 19,008,327
                                              ============        ============


Liabilities & Partners' Capital:
   Due to General Partner                               -                1,566
   Accounts payable and accrued expenses            18,083              64,964
   Redemptions payable to unit holders, net        560,597             270,284
   Accrued brokerage commissions                   106,696             105,620
                                              ------------        ------------
Total Liabilities                                  685,376             442,434

Trust Capital:
   General Partner interest                        958,091             979,861
   Limited Partners' interest (10,817.510
    Units of Beneficial Interest outstanding
    - at June 30, 1998)                         14,852,087          17,586,032
                                              ------------        ------------
Total Trust Capital                             15,810,178          18,565,893

                                              ------------        ------------
Total Liabilities and Trust Capital           $ 16,495,554        $ 19,008,327
                                              ============        ============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Operations
For the three months ended June 30, 1998 and 1997 (UNAUDITED)

                                                    1998             1997
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts         (557,490)        (491,252)
   Change in Unrealized Gain(Loss)                 (203,201)         367,959
   Interest Income                                  219,931          292,038
   Foreign Exchange Gain(Loss)                       (3,954)          21,047
                                                ------------     ------------
                                                $  (544,714)     $   189,792

Expenses:
   Brokerage Commissions                            320,902          378,698
   17.5% Profit Share (Accrued)                          -                -
   Administrative                                    26,445           18,117
                                                ------------     ------------
                                                $   347,347      $   396,815

                                                ============     ============
Net Income(Loss)                                $  (892,061)     $  (207,023)

Net Income(Loss) allocated to General Partner   $   (31,239)     $     8,644
Net Income(Loss) allocated to Limited Partners  $  (860,822)     $  (215,667)

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $    (74.41)     $    (15.96)

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Operations
For the six months ended June 30, 1998 and 1997 (UNAUDITED)

                                                    1998             1997
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts         (521,393)       3,280,536
   Change in Unrealized Gain(Loss)                 (295,513)        (932,531)
   Interest Income                                  468,081          539,346
   Foreign Exchange Gain(Loss)                       (8,557)          (6,466)
                                                ------------     ------------
                                                $  (357,382)     $ 2,880,885

Expenses:
   Brokerage Commissions                            678,787          810,727
   17.5% Profit Share (Accrued)                          -           334,889
   Administrative                                    46,221           41,794
                                                ------------     ------------
                                                $   725,008      $ 1,187,410

                                                ============     ============
Net Income(Loss)                                $(1,082,390)     $ 1,693,475

Net Income(Loss) allocated to General Partner   $   (21,770)     $   116,034
Net Income(Loss) allocated to Limited Partners  $(1,060,620)     $ 1,577,441

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $    (90.53)     $    107.10

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Trust Capital
For the six months ended June 30, 1998 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Trust Equity at December 31, 1997
 (12,016.382 Units)                  17,586,032        979,861     18,565,893
Redemption of 1,198.872 Units        (1,673,325)            -      (1,673,325)
Net Gain(Loss) in Trust Equity       (1,060,620)       (21,770)    (1,082,390)
                                    ------------   ------------   ------------
Trust Equity at June 30, 1998        14,852,087        958,091     15,810,178
 (10,817.510 Units)                 ============   ============   ============
Redemption Value per Unit
 at June 30, 1998                     1,372.97
                                    ============


Statements of Cash Flows
For the six months ended June 30, 1998 and 1997 (UNAUDITED)

                                                  1998           1997
                                              ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                            (1,082,390)     1,693,475
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease (Increase) in Equity in
       Futures and Forward Trading Accounts     3,060,229        481,651
      (Decrease) Increase in Accrued Expenses     (47,371)       (26,162)
                                              ------------   ------------
Net Cash Flows from Operating Activities        1,930,468      2,148,964

Cash Flows from Financing Activities:
   Redemption of Limited and General
    Partner Units and Unit Equivalents         (1,383,012)    (2,705,825)
                                              ------------   ------------
Net Change in Cash                                547,456       (556,861)

Cash - Beginning of Year                          486,243      1,618,698
                                              ------------   ------------
Cash - End of Period                            1,033,699      1,061,837
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

Management discussion and analysis of the consolidated financial statements for the six months ended June 30, 1998.

                          30-Jun-98      31-Dec-97
                        -------------  -------------
        Ending Equity   $  15,810,178  $  18,565,893


The partnership's net assets declined 14.84% in the first half of 1998. This was a result of redemptions and net loss on trading.

Trading conditions in financial futures and currencies were erratic during the first three months of 1998. A downtrend in global interest rates led to significant profits for the portfolio during January, even though currency and stock index trading produced losses. During February, however, a sharp reversal of this interest rate trend in the U.S., along with increased volatility in trading currencies and stock indices, produced sizable losses in the portfolio. In March, currency trading was quite profitable, but losses were registered again in interest rates and stock indices.

Market conditions remained volatile during 1998's second quarter. In April, the fund's broad diversification failed to prevent a sizable loss as negative results were registered in each of the four market sectors comprising the portfolio--currency, interest rate, stock index, and metal trading. Although the fund is broadly diversified among more than forty markets in four sectors which are not correlated over time, April characterized the unusual situation of all four sectors producing losses concurrently. In May, on the other hand, all four sectors of the portfolio produced profits, thereby recovering about one-third of the prior month's losses. In June, profits in currency, stock index, and metal trading slightly outdistanced the losses from interest rate trading.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 12th day of August, 1998.

   THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanis                      August 12, 1998
          Tod A. Tanis
          Vice-President