Form 10-Q
period 1998-09-30
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 1998-10-28
CIK 890373

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  September 30, 1998
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

             Yes    [X]                                No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $15,635,270.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Financial Condition (UNAUDITED)

                                               30-Sep-98           31-Dec-97
Assets:                                       ------------        ------------
Investment in U.S. Treasury bills
 (Cost $14,804,353)                             14,804,353          17,877,508
Money market mutual funds                          729,207             123,446
Options owned at market (Cost $0)                       -              160,575
Unrealized appreciation on open contracts        1,523,067             484,001
Cash                                                87,833             362,797
                                              ------------        ------------
Total Assets                                  $ 17,144,460        $ 19,008,327
                                              ============        ============


Liabilities & Partners' Capital:
   Due to General Partner                               -                1,566
   Accounts payable and accrued expenses            52,176              64,964
   Redemptions payable to unit holders, net        285,977             270,284
   Accrued brokerage commissions                    98,331             105,620
                                              ------------        ------------
Total Liabilities                                  436,484             442,434

Trust Capital:
   General Partner interest                      1,072,706             979,861
   Limited Partners' interest (10,383.878
    Units of Beneficial Interest outstanding
    - at September 30, 1998)                    15,635,270          17,586,032
                                              ------------        ------------
Total Trust Capital                             16,707,976          18,565,893

                                              ------------        ------------
Total Liabilities and Trust Capital           $ 17,144,460        $ 19,008,327
                                              ============        ============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Operations
For the three months ended September 30, 1998 and 1997 (UNAUDITED)

                                                    1998             1997
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts          135,855           949,875
   Change in Unrealized Gain(Loss)                1,510,773         (160,916)
   Interest Income                                  212,755          264,249
   Foreign Exchange Gain(Loss)                      (11,965)          (4,052)
                                                ------------     ------------
                                                $ 1,847,418      $ 1,049,156

Expenses:
   Brokerage Commissions                            311,358          389,908
   17.5% Profit Share (Accrued)                          -             1,567
   Administrative                                    22,364           28,400
                                                ------------     ------------
                                                $   333,722      $   419,875

                                                ============     ============
Net Income(Loss)                                $ 1,513,696      $   629,281

Net Income(Loss) allocated to General Partner   $   114,615      $    48,003
Net Income(Loss) allocated to Limited Partners  $ 1,399,081      $   581,278

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $    132.76      $     45.64

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Operations
For the nine months ended September 30, 1998 and 1997 (UNAUDITED)

                                                    1998             1997
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts          (48,769)       4,230,411
   Change in Unrealized Gain(Loss)                  878,491       (1,093,447)
   Interest Income                                  680,836          803,595
   Foreign Exchange Gain(Loss)                      (20,522)         (10,518)
                                                ------------     ------------
                                                $ 1,490,036      $ 3,930,041

Expenses:
   Brokerage Commissions                            990,145        1,200,635
   17.5% Profit Share (Accrued)                          -           336,456
   Administrative                                    68,585           70,194
                                                ------------     ------------
                                                $ 1,058,730      $ 1,607,285

                                                ============     ============
Net Income(Loss)                                $   431,306      $ 2,322,756

Net Income(Loss) allocated to General Partner   $    92,845      $   164,037
Net Income(Loss) allocated to Limited Partners  $   338,461      $ 2,158,719

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $     42.23      $    152.74

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Trust Capital
For the nine months ended September 30, 1998 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Trust Equity at December 31, 1997
 (12,016.382 Units)                  17,586,032        979,861     18,565,893
Redemption of 1,632.504 Units        (2,289,223)            -      (2,289,223)
Net Gain(Loss) in Trust Equity          338,461         92,845        431,306
                                    ------------   ------------   ------------
Trust Equity at September 30, 1998   15,635,270      1,072,706     16,707,976
 (10,383.878 Units)                 ============   ============   ============
Redemption Value per Unit
 at September 30, 1998                  1,505.73
                                    ============


Statements of Cash Flows
For the nine months ended September 30, 1998 and 1997 (UNAUDITED)

                                                  1998           1997
                                              ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                              (431,306)     2,322,756
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease (Increase) in Equity in
       Futures and Forward Trading Accounts     2,194,664        692,858
      (Decrease) Increase in Accrued Expenses     (21,643)       (40,734)
                                              ------------   ------------
Net Cash Flows from Operating Activities        2,604,327      2,974,880

Cash Flows from Financing Activities:
   Redemption of Limited and General
    Partner Units and Unit Equivalents         (2,273,530)    (3,425,062)
                                              ------------   ------------
Net Change in Cash                                330,797       (450,182)

Cash - Beginning of Year                          486,243      1,618,698
                                              ------------   ------------
Cash - End of Period                              817,040      1,168,516
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

Management discussion and analysis of the consolidated financial statements for the nine months ended September 30, 1998.

                          30-Sep-98      31-Dec-97
                        -------------  -------------
        Ending Equity   $  16,707,976  $  18,565,893

The partnership's net assets declined 10.01% in the first three quarters of 1998. This was a result of redemptions and net profit on trading.

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

The dominant factor influencing third quarter performance in the Millburn Global Markets Portfolio L. P. was a worldwide "flight to quality". As the Russian default and devaluation, and later the hedge fund problems rattled the markets, investors sought safety and liquidity in major government debt securities. Hence, the Fund's long futures positions in Japanese, German, Spanish, French, Italian and US bonds, as well as in short-term eurodollar and euroyen deposits were quite profitable. On balance, currency trading had no impact on quarterly performance. The dollar, which had risen coming into the quarter, turned downward producing losses on existing long positions in July and August, before bringing offsetting profits on short positions during latter stages of the quarter. Industrial metals prices were volatile throughout the three months, resulting in losses on both sides of the market. Stock index futures trading was also unsettled, generating small declines for the three months.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 28th day of October, 1998.

   THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanis                      October 28, 1998
          Tod A. Tanis
          Vice-President