Form 10-K405
period 1998-12-31
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 1999-03-30
CIK 890373

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K
             /X/  Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the Fiscal Year Ended:  December 31, 1998

                                      or

            / /  Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                      Commission File Number:  33-50388

                   THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.
        ---------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                               06-1346879
-------------------------------                                 ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                      c/o MILLBURN RIDGEFIELD CORPORATION
                            411 West Putnam Avenue
                         Greenwich, Connecticut 06830
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   (203) 625-7554
                                                      --------------
Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                                                      Limited Partnership Units
                                                      -------------------------
                                                           (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                  No  _____
                        --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 28, 1999: $13,634,319

                      Documents Incorporated by Reference

                                     None.

                                           TABLE OF CONTENTS


                                                                            PAGE

                                      PART I
Item 1.    Business..........................................................  1

Item 2.    Properties........................................................  2

Item 3.    Legal Proceedings.................................................  2

Item 4.    Submission of Matters to a Vote of Security Holders...............  2


                                      PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters...............................................  3

Item 6.    Selected Financial Data...........................................  3

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................  5

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........  7

Item 8.    Financial Statements and Supplementary Data.......................  7

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...............................  8


                                      PART III

Item 10.   Directors and Executive Officers of the Registrant................  8

Item 11.   Executive Compensation............................................  9

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management........................................................  9

Item 13.   Certain Relationships and Related Transactions.................... 10


                                      PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K....................................................... 10

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

         Millburn Ridgefield Corporation (the "General Partner"), a Delaware corporation, is the general partner and the commodity trading advisor for the Partnership. The General Partner invested $125,000 in the Partnership at the outset of trading and subsequently contributed an additional $316,183. After reflecting net income of $96,063 in 1998; net income of $183,028 in 1997; net income of $128,677 in 1996, net income of $179,937 in 1995, a net loss of $2,417 in 1994 and net income of $55,006 and deductions for organization and offering costs of $5,613 in 1993, this investment totaled $1,075,924, $979,861, $796,833,
$668,156, $488,219 and $490,636 as of December 31, 1998, 1997, 1996, 1995, 1994
and 1993, respectively.

         Smith Barney Inc., Morgan Stanley & Co. Incorporated, and Deutsche Bank (the "Currency Dealers") act as the primary currency dealers and futures brokers for the Partnership. The Partnership also executes currency and forward trades with other currency dealers and futures brokers when their prices are advantageous to the Partnership. The Partnership pays the currency dealers "bid asked" spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts. The General Partner monitors the Partnership's trades to ensure that the prices it receives are competitive.

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

         (b)   HOLDERS.   As of December 31, 1998, there were 791 holders
               of Units.

         (c) DIVIDENDS. No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

         (d) RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES.

         Not applicable.

Item 6.  SELECTED FINANCIAL DATA

         The following is a summary of operations for fiscal year 1998, 1997, 1996, 1995 and 1994 and total assets of the Partnership at December 31, 1998, 1997, 1996, 1995 and 1994. The Partnership commenced trading operations on January 7, 1993.


-----------------------------------------------------------------------------------------------------------------------------
                                        For the Year      For the Year      For the Year      For the Year     For the Year
                                        Ended 12/31/98    Ended 12/31/97    Ended 12/31/96    Ended 12/31/9    Ended 12/31/94
                                        --------------    --------------    --------------    -------------    --------------
Revenue:
-----------------------------------------------------------------------------------------------------------------------------
   Net realized and unrealized trading
   gain (loss), net of brokerage commissions
   of 1,299,470 $1,566,165, $1,699,690,
   $2,123,253 and $2,661,651 in 1998, 1997,
   1996, 1995 and 1994 respectively        $(608,874)       $1,696,449       $1,072,015          $4,710,329     $(4,284,368)
-----------------------------------------------------------------------------------------------------------------------------
Interest Income                             $886,163        $1,066,041        1,041,439           1,526,442        1,173,269
                                            --------        ----------        ---------           ---------        ---------
-----------------------------------------------------------------------------------------------------------------------------
                                                            $2,762,490       $2,113,454          $6,236,771      (3,111,099)
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Foreign exchange gain (loss)                (44,208)          (12,137)         (69,231)              70,217          209,552
                                            --------          --------         --------              ------          -------
-----------------------------------------------------------------------------------------------------------------------------
            Total income (loss)              233,081         2,750,353        2,044,223           6,306,988      (2,901,547)
                                             -------         ---------        ---------           ---------      -----------
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Expenses:
-----------------------------------------------------------------------------------------------------------------------------
   Profit share                                  ___           336,456           77,846             450,987              161
-----------------------------------------------------------------------------------------------------------------------------
   Administrative expenses                    86,250            98,335          110,646             108,295          163,662
                                              ------            ------          -------             -------          -------
-----------------------------------------------------------------------------------------------------------------------------
            Total expenses                    86,250           434,791          188,492             559,282          163,823
                                              ------           -------          -------             -------          -------
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Net income (loss)                           $146,831        $2,315,562       $1,855,731          $5,747,706     $(3,065,370)
                                            --------        ----------       ----------          ----------     ------------
                                            --------        ----------       ----------          ----------     ------------
-----------------------------------------------------------------------------------------------------------------------------
Total assets                             $15,445,407       $19,008,327      $20,512,740         $24,031,331      $25,949,603
                                         -----------       -----------      -----------         -----------      -----------
                                         -----------       -----------      -----------         -----------      -----------
-----------------------------------------------------------------------------------------------------------------------------
Total limited partners' capital          $13,830,609       $17,586,032      $19,148,852         $22,575,405      $24,474,595
                                         -----------       -----------      -----------         -----------      -----------
                                         -----------       -----------      -----------         -----------      -----------
-----------------------------------------------------------------------------------------------------------------------------
Net asset value per Unit                   $1,479.31        $ 1,463.50       $ 1,312.41          $ 1,199.40        $  967.24
                                           ---------        ----------       ----------          ----------        ---------
                                           ---------        ----------       ----------          ----------        ---------
-----------------------------------------------------------------------------------------------------------------------------
Redemption value per Unit                  $1,479.31        $ 1,463.50       $ 1,312.41          $ 1,199.40        $  967.24
                                           ---------        ----------       ----------          ----------        ---------
                                           ---------        ----------       ----------          ----------        ---------
-----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in net asset              $15.81         $  151.09        $  113.01            $ 232.16        $ (88.68)
value per Unit                             ---------         ---------        ---------           ---------        ---------
                                           ---------         ---------        ---------           ---------        ---------
-----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in redemption             $15.81         $  151.09        $  113.01            $ 232.16        $ (95.57)
value per Unit                             ---------         ---------        ---------            --------        ---------
                                           ---------         ---------        ---------            --------        ---------
-----------------------------------------------------------------------------------------------------------------------------

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

         The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures primarily focus on (1) limiting trading to markets which The General Partner believes are sufficiently liquid in respect of the amount of trading contemplated; (2) diversifying positions among various currencies and financial instruments; (3) limiting the assets committed as margin, generally within a range of 15% to 35% of an account's Net Assets at exchange minimum margins, (including imputed margins on forward positions) although the amount committed to margin at any time may be substantially higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits. The Partnership controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.

         The Partnership is generally required to deposit approximately 5% of the notional value of its forward contract positions with the Currency Dealers as collateral. At any time, and from time to time, the Partnership may have open positions with the Currency Dealers with a total notional value of as much as three times the capitalization of the Partnership and collateral deposits of up to approximately 15% of the capital of the Partnership.

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

         LIQUIDITY

         The Partnership's assets are either held in cash or are invested by the General Partner in United States Treasury bills or "customer segregated funds accounts." To the extent deposited as margin with currency dealers or futures brokers, the Partnership's assets are subject to the General Partner's ability to close out its currency futures or forward contracts positions. During its operations through December 31, 1998, the Partnership experienced no meaningful periods of illiquidify in any of the markets traded by the Partnership.

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

         RESULTS OF OPERATIONS

         Operating results show a profit for the fiscal years ended December 31, 1998, 1997 and 1996.

         Total Partnership capital as of December 31, 1998, 1997 and 1996 equaled $14,906,533, $18,565,893 and $19,945,685, respectively. The net asset value per Unit as of December 31, 1998 was $1,479.31, an increase in value for fiscal year 1998 of 1.1%; the net asset value per Unit as of December 31, 1997 was $1463.50, an increase in value for fiscal year 1997 of 11.5%; the net asset value per Unit as of December 31, 1996 was $1,312.41, an increase in value for fiscal year 1996 of 9.4%.

         The Partnership's gross trading gains of $690,596 from its currency and financial instrument trading in 1998 were offset by brokerage commissions of $1,299,470 for a net trading loss of $608,874. This loss was offset by interest income, earned or accrued, of $886,163. The Partnership lost $44,208 on foreign exchange during 1998. Over half of the Partnership's profits in fiscal year 1997 resulted from its currency and financial instrument trading. Such trading showed a profit as gross trading gains of $3,262,614 overcame brokerage commissions of $1,566,165 for a net trading gain of $1,696,449. The Partnership also accrued or earned interest income of $1,066,041 and lost $12,137 on foreign exchange. Over half of the Partnership's profits in fiscal year 1996 resulted from its currency and financial instrument trading. Such trading showed a profit as gross trading gains of $2,771,705 exceeded brokerage fees of $1,699,690 for a net trading gain of $1,072,015. The Partnership also accrued or earned interest income of $1,041,439 and lost $69,231 on foreign exchange.

         During fiscal year 1998, the Partnership was slightly profitable. Against a low inflation background, trading in interest rate futures was highly profitable, particularly during the third quarter when "flight to quality" produced sizable gains on long positions in US, European and Japanese interest rate futures. Short positions in Japanese government bond futures near year-end were also very profitable when the bond yield rebounded from an historically low level. Currency trading, while registering mixed results in various sectors, was slightly unprofitable overall. Trading on both sides of dollar/yen produced excellent results, but these gains were more than offset by losses on trading the European currencies against the dollar. Meanwhile, gains from trading exotic currencies were offset by losses in cross rate trading. Stock index trading lost money as gains in Hong Kong and US index positioning fell short of losses in trading Japanese and Australian indices. Volatile, non-trending price action in copper futures resulted in losses in metal trading.

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

         In addition to the General Partner, the Partnership is dependent on the capability of the various exchanges, Currency Dealers and other third parties with which the Partnership has material relationships to prepare adequately for the Year 2000 Problem and its impact on their systems and processes. The major U.S. futures exchanges participated in the Futures Industry Association Y2K Beta Test during September 1998 and will participate in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The Futures Industry Association Y2K Tests are to test links with outside entities. The Currency Dealers are addressing their Year 2000 issues and those which are registered as Futures Commission Merchants will participate in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The General Partner is currently implementing procedures to monitor the progress of the Currency Dealers, exchanges and other third parties with which the Partnership has a material relationship in addressing their Year 2000 issues.

         The most likely and most significant risk to the Partnership associated with the lack of Year 2000 readiness is the failure of third parties, including the Currency Dealers, exchanges, and various regulators to resolve their Year 2000 issues in a timely manner. This risk could involve the temporary inability to transfer funds electronically or to determine the Net Asset Value of the Partnership, in which case it could become impossible for the Partnership to continue trading activities and redemption payments could be delayed until the Partnership's assets could be valued and/or funds could be transferred. If the General Partner believes, prior to December 31, 1999, that any third party has failed to resolve a Year 2000 issue likely to have a material adverse impact on the Partnership, the General Partner will attempt to close any Partnership positions carried by such third party or exposed to such third party's failure to resolve its Year 2000 issue and to cease trading with or through such third party until such issue is resolved.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not required.  The Partnership is a "small business issuer."

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

         The principals and senior officers of Millburn Ridgefield Corporation as of December 31, 1996 are as follows:

         Harvey Beker, age 45. Mr. Beker is President, Co-Chief Executive Officer and a Director of Millburn Ridgefield and The Millburn Corporation, and a partner of ShareInVest Research L.P. He received a Bachelor of Arts degree in economics from New York University in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978. During his tenure at Millburn, he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in 1982.

         George E. Crapple, age 54. Mr. Crapple is Co-Chief Executive Officer and a Director of Millburn Ridgefield, and a Director of The Millburn Corporation and a partner of ShareInVest Research L.P. In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969 he graduated from Harvard Law School, MAGNA CUM LAUDE, where he was a member of the Harvard Law Review. He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law. He was first associated with Millburn Ridgefield in 1976 and joined Millburn Ridgefield Corporation on April 1, 1983 on a full-time basis. Mr. Crapple is a member of the Board of Directors and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, Vice-Chairman of the Board of Directors, member of the Executive Committee of the Managed Funds Association, a member of the Financial Products Advisory Committee of the CFTC and a former member of the Board of Directors and Nominating Committee of the Futures Industry Association.

         Gregg R. Buckbinder, age 40. Mr. Buckbinder is Senior Vice President and Chief Operating Officer of Millburn Ridgefield and The Millburn Corporation. He graduated CUM LAUDE from Pace University in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He joined Millburn in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm's merchant banking and managed account businesses. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from 1985 to 1990 where he was First Vice President and Controller, and from 1983 to 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from 1984 to 1985 as a manager in the tax department and from 1980 to 1983 as a senior auditor, with an emphasis on clients in the financial services business. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

         Mark B. Fitzsimmons, age 51. Mr. Fitzsimmons is a Senior Vice-President of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include both marketing and investment strategy. He graduated SUMMA CUM LAUDE from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. He joined Millburn Ridgefield in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm. From 1977 to 1987 he was with Chemical Bank New York Corporation, first as a Senior Economist in Chemical's Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical's Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From 1973 to 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign
Exchange Department.

         Barry Goodman, age 41. Mr. Goodman is an Executive Vice-President, Director of Trading and Co-Director of Research of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include overseeing the firm's trading operation and managing its trading relationships, as well as the design and implementation of trading systems. He graduated MAGNA CUM LAUDE from Harpur College of the State University of New York in 1979 with a B.A. in economics. From 1980 through late 1982 he was a commodity trader for E. F. Hutton & Co., Inc. At Hutton he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. He joined Millburn Ridgefield in 1982 as Assistant Director of Trading.

         Dennis B. Newton, age 47. Mr. Newton is a Senior Vice-President of Millburn Ridgefield. His primary responsibilities are in administration and marketing. Prior to joining Millburn Ridgefield in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991. Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. from September 1987 to March 1990. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. where he was a member of the senior management team. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

         Grant N. Smith, age 47. Mr. Smith is an Executive Vice-President and Co-Director of Research of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology in 1974 and an M.S. degree from M.I.T. in 1975. While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined Millburn Ridgefield in 1975.

         Malcolm H. Wiener, age 63. Mr. Wiener is the founder of Millburn Ridgefield, The Millburn Corporation and ShareInVest Research L.P., serves as an adviser to these entities and is a major investor in funds managed by Millburn Ridgefield and ShareInVest Research L.P. He does not, however, have investment or operational authority or responsibility for any of these entities or supervisory authority over their officers or employees. Mr. Wiener graduated MAGNA CUM LAUDE from Harvard College in 1957, where his field of concentration was Economics and he was elected to Phi Beta Kappa. From 1957 to 1960 he served as an officer in the United States Navy. Mr. Wiener graduated from the Harvard Law School in 1963 and practiced law in New York City specializing in corporate law and financial transactions until 1973. Mr. Wiener began research on and the trading of futures contracts pursuant to systematic trading methods and money management principles in 1971 and the management on a full time basis of private funds in this area in 1973. He is the author of numerous papers on the history of trade and is a member of the Council on Foreign Relations. He serves on the boards or visiting committees of various non-profit institutions including the Kennedy School of Government and the Wiener Center for Social Policy at Harvard University, the Harvard Art Museums, the Metropolitan Museum in New York, the Museum of Fine Arts in Boston, the American School of Classical Studies in Athens and the Council on Economic Priorities in New York.


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


         (b)   SECURITY OWNERSHIP OF MANAGEMENT

         Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner, which has discretionary authority over the Partnership's trading. The General Partner's general partnership interest was valued at $1,075,924 as of December 31, 1998, approximately 7.2% of the Partnership's total equity, the equivalent of 727.31 Units.

         (c)   CHANGES IN CONTROL

         None.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See "Item 11. EXECUTIVE COMPENSATION" and "Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." The Partnership allocated to the General Partner $1,299,470, $1,566,165 and $1,699,690 in brokerage fees and $0, $336,456 and $77,846 in profit share for fiscal years 1998, 1997 and 1996, respectively. The General Partner's general partnership interest showed an allocation of gain (loss) of $96,063, $183,028 and $128,677 in fiscal years 1998, 1997 and 1996, respectively.

                                  PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K

         (a)(1)   FINANCIAL STATEMENTS

         The following financial statements are included with the 1998 Report of Independent Accountants, a copy of which is filed herewith as Exhibit 13.01.

                                                                            PAGE
                                                                            ----
                  Affirmation of Millburn Ridgefield Corporation            F-1
                  Report of Independent Accountants                         F-2
                  Statements of Financial Condition as of
                     December 31, 1998 and 1997                             F-3
                  Statements of Operations for the years ended
                     December 31, 1998, 1997 and 1996                       F-4
                  Statements of Changes in Partners' Capital for the years
                     ended December 31, 1998, 1997, and 1996                F-5
                  Notes to Financial Statements                             F-6

         (a)(2)   FINANCIAL STATEMENT SCHEDULES

         All Schedules are omitted for the reason that they are not required, are not applicable, because equivalent information has been included in the financial statements or the notes thereto.

                                     -10

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

                    10.05        Escrow Agreement between the Partnership and Chemical Bank, N.A.


         THE ABOVE EXHIBITS ARE INCORPORATED  HEREIN BY REFERENCE FROM AMENDMENT NO. 1 TO THE REGISTRATION  STATEMENT
(FILE NO. 33B50388) FILED ON OCTOBER 30, 1992 ON FORM S-1 UNDER THE SECURITIES ACT OF 1933.

                    13.01           1998 Report of Independent Accountants (filed herewith).

                    27.01           Financial Data Schedule (filed herewith).

         (b)   REPORTS ON FORM 8-K

         No report on Form 8-K was filed by the Partnership during the quarter ended December 31, 1998.


                                     -11

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich and State of Connecticut on the 26th day of March, 1999.


                                THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

                                By:  Millburn Ridgefield Corporation,
                                                  General Partner

                                By     /S/ HARVEY BEKER
                                  ------------------------------------------
                                       Harvey Beker
                                       President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

                           Title with
Signature                  General Partner                           Date
---------                  ---------------                           ----
/S/ HARVEY BEKER           President, Co-Chief                       March 26, 1999
-----------------          Executive Officer and Director
    Harvey Beker           (Principal Financial and Accounting
                             Officer)

/S/ GEORGE E. CRAPPLE      Co-Chief                                  March 26, 1999
----------------------     Executive Officer and Director
    George E. Crapple      (Principal Executive Officer)


    (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation     General Partner of Registrant    March 26, 1999


By  /S/ HARVEY BEKER
   ------------------------------
       Harvey Beker
       President


                                     -12