Form 10-Q
period 1999-06-30
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 1999-08-02
CIK 890373

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  June 30, 1999
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

             Yes    [X]                                No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $13,706,636.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Financial Condition (UNAUDITED)

                                               30-Jun-99          31-Dec-98
Assets:                                       ------------       ------------
Investment in U.S. Treasury bills
 (Cost $13,837,238 & $14,136,127)               13,837,238         14,136,127
Money market mutual funds                          502,218            587,303
Options owned at market (Cost $0)                       -                  -
Unrealized appreciation on open contracts          480,272            240,636
Cash                                               533,797            481,341
                                              ------------       ------------
Total Assets                                  $ 15,353,525       $ 15,445,407
                                              ============       ============


Liabilities & Partners' Capital:
   Accounts payable and accrued expenses            26,714             63,005
   Redemptions payable to unit holders, net        203,654            383,508
   Accrued brokerage commissions                    93,037             92,361
   Accrued New Profit                               77,599                 -
                                              ------------       ------------
Total Liabilities                                  401,004            538,874

Trust Capital:
   General Partner interest                      1,245,885          1,075,924
   Limited Partners' interest (8,386.271 &
    9,349.387 Units of Beneficial Interest
    outstanding at June 30, 1999 and
    December 31, 1998)                          13,706,636         13,830,609
                                              ------------       ------------
Total Trust Capital                             14,952,521         14,906,533

                                              ------------       ------------
Total Liabilities and Trust Capital           $ 15,353,525       $ 15,445,407
                                              ============        ============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Operations
For the three months ended June 30, 1999 and 1998 (UNAUDITED)

                                                    1999             1998
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts        1,039,132         (557,490)
   Change in Unrealized Gain(Loss)                  571,069         (203,201)
   Interest Income                                  170,358          219,931
   Foreign Exchange Gain(Loss)                          310           (3,954)
                                                ------------     ------------
                                                $ 1,780,869         (544,714)

Expenses:
   Brokerage Commissions                            286,786          320,902
   17.5% Profit Share (Accrued)                      77,599               -
   Administrative                                    22,773           26,445
                                                ------------     ------------
                                                $   387,158      $   347,347

                                                ============     ============
Net Income(Loss)                                $ 1,393,711      $  (892,061)

Net Income(Loss) allocated to General Partner   $   139,048          (31,239)
Net Income(Loss) allocated to Limited Partners  $ 1,254,663         (860,822)

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $    143.77      $    (74.41)

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Operations
For the six months ended June 30, 1999 and 1998 (UNAUDITED)

                                                    1999             1998
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts        1,625,035         (521,393)
   Change in Unrealized Gain(Loss)                  239,636         (295,513)
   Interest Income                                  353,515          468,081
   Foreign Exchange Gain(Loss)                       (1,807)          (8,557)
                                                ------------     ------------
                                                $ 2,216,379      $  (357,382)

Expenses:
   Brokerage Commissions                            572,081          678,787
   17.5% Profit Share (Accrued)                      77,599               -
   Administrative                                    38,019           46,221
                                                ------------     ------------
                                                $   687,699          725,008

                                                ============     ============
Net Income(Loss)                                $ 1,528,680      $(1,082,390)

Net Income(Loss) allocated to General Partner   $   169,961      $   (21,770)
Net Income(Loss) allocated to Limited Partners  $ 1,358,719      $(1,060,620)

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $    155.10      $    (90.53)


              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Trust Capital
For the six months ended June 30, 1999 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Trust Equity at December 31, 1998
 (9349.387 Units)                    13,830,609      1,075,924     14,906,533
Redemption of 963.116 Units          -1,482,692             -      -1,482,692
Net Gain(Loss) in Trust Equity        1,358,719        169,961      1,528,680
                                    ------------   ------------   ------------
Trust Equity at June 30, 1999        13,706,636      1,245,885     14,952,521
 (8386.271 Units)                 ============   ============   ============
Redemption Value per Unit
 at June 30, 1999                     1,634.41
                                    ============


Statements of Cash Flows
For the six months ended June 30, 1999 and 1998 (UNAUDITED)

                                                  1999           1998
                                              ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                             1,528,680     (1,082,390)
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease (Increase) in Equity in
       Futures and Forward Trading Accounts       137,031      3,060,229
      (Decrease) Increase in Accrued Expenses     (35,794)       (47,371)
                                              ------------   ------------
Net Cash Flows from Operating Activities        1,629,917      1,930,468

Cash Flows from Financing Activities:
   Redemption of Limited and General
    Partner Units and Unit Equivalents         (1,662,546)    (1,383,012)
                                              ------------   ------------
Net Change in Cash                                (32,629)       547,456

Cash - Beginning of Year                        1,068,644        486,243
                                              ------------   ------------
Cash - End of Period                            1,036,015      1,033,699
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

Management discussion and analysis of the consolidated financial statements for the six months ended June 30, 1999.

                          30-Jun-99      31-Dec-98
                        -------------  -------------
        Ending Equity   $  14,952,521  $  14,906,533


The partnership's net assets increased .31% in the first half of 1999. This was a result of redemptions and net loss on trading.

The fund was slightly profitable during the first quarter of 1999. Sizable profits from long dollar positions vis-a-vis the Euro, Swiss franc, and Danish krone dominated results during the January-March period. Strong economic growth in the US vs. Europe, high US interest rates compared to declining European interest rates, and concern about the impact of the Kosovo situation on fiscal policies and economic growth throughout Europe, weighed on the European currencies versus the dollar. Interest rate and exotic currency trading were each fractionally profitable. On the other hand, industrial metals (copper, aluminum, and zinc) prices were volatile throughout the quarter, producing losses on both sides of the market. In stock index trading, losses from trading the Hang Seng Index, first from the long side and then from the short side, more than offset gains from trading Japanese stock indices from the long side in March. A loss on a long Brazilian real position in January, as the "brief economic crisis" in Brazil emerged, accounted for the bulk of the losses from exotic currency trading.

The Fund registered a sizable advance during the second quarter of 1999. Profits from trading interest rate and stock index futures led the way, with smaller gains produced in metals and currency. The most prominent feature of the global financial landscape during the quarter was rising interest rates worldwide. Consequently, short positions in both long-term and short-term interest rate futures for the US, Europe and Japan were highly profitable. Notwithstanding these rising interest rates, long positions in the Japanese Nikkei and Topix, and the Hong Kong Hang Seng stock indices resulted in gains as the continuing recovery following the Asia meltdown attracted more and more investors who had been underweight Asia in their portfolios. In the same way, long positions in exotic currencies were profitable due at least in part to these equity flows.
A long dollar position versus the persistently weak euro was also profitable. On the other hand, trading of dollar/yen was unprofitable as Japan's currency continued to whipsaw in the broad 115-125 (Yen) range. Cross rate currency trading involving the yen was also a losing proposition. Turning to metals, a short position in gold benefited from continuing official sales of the precious metal, and a long position in aluminum produced a gain.



The Year 2000 Computer Issue

Many existing computer systems use only two digits to refer to a year. This technique can cause the systems to treat the year 2000 as 1900, an effect commonly known as the "Year 2000 Problem." The Fund, like other financial and business organizations, depends on the smooth functioning of computer systems and could be adversely affected if the computer systems on which it relies do not properly process and calculate date-related information concerning dates on or after January 1, 2000.

The Managing Owner administers the business of the Fund through various systems and processes maintained by the Managing Owner. The Managing Owner's modifications for Year 2000 compliance are proceeding and are expected to be completed, with respect to mission-critical and all other systems, by the 3rd quarter of 1999. The expenses incurred to date by the Managing Owner in preparing for Year 2000 compliance have not had a material adverse impact on the Managing Owner's financial position, and the expenses to be incurred in becoming fully Year 2000 compliant are not expected to have a material adverse impact on the Managing Owner's financial position. The Fund itself has no systems or information technology applications relevant to its operations and, thus, has no expenses related to addressing the Year 2000 Problem.

In addition to the Managing Owner, the Fund is dependent on the capability of the various exchanges, Clearing Brokers and other third parties with which the Fund has material relationships to prepare adequately for the
Year 2000 Problem and its impact on their systems and processes.   The
major U.S. futures exchanges participated in the Futures Industry Association Y2K Beta Test during September 1998 and will participate in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The Futures Industry Association
Y2K Tests are to test links with outside entities. The Clearing Brokers are addressing their Year 2000 issues and will participate in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The Managing Owner has implemented procedures to monitor the progress of the Clearing Brokers, and other third parties with which the Fund has a material relationship in addressing their Year 2000 issues.

The most likely and most significant risk to the Fund associated with the lack of Year 2000 readiness is the failure of third parties, including the Clearing Brokers, exchanges, foreign exchange counterparties and various regulators to resolve their Year 2000 issues in a timely manner. This risk could involve the temporary inability to transfer funds electronically or to determine the Net Asset Value of the Fund, in which case sales could be suspended and/or redemption payments delayed until the Fund's assets could be valued and/or funds could be transferred. If the Managing Owner believes, prior to December 31, 1999, that any third party has failed to resolve a Year 2000 issue likely to have a material adverse impact on the Fund, the Managing Owner will attempt to close any Fund positions carried by such third party or exposed to such third party's failure to resolve its Year 2000 issue and to cease trading with or through such third party until such issue is resolved.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the second day of August, 1999.

   THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanis                      August 2, 1999
          Tod A. Tanis
          Vice-President