Form 10-Q
period 1999-09-30
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 1999-11-12
CIK 890373

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  September 30, 1999
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

             Yes    [X]                                No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $12,041,182.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Financial Condition (UNAUDITED)

                                              30-Sep-99           31-Dec-98
Assets:                                      ------------        ------------
Investment in U.S. Treasury bills
 (Cost $13,050,210 & $14,136,127)              13,050,210          14,136,127
Money market mutual funds                         298,345             587,303
Unrealized appreciation on open contracts         (37,545)            240,636
Cash                                              154,186             481,341
                                             ------------        ------------
Total Assets                                 $ 13,465,196        $ 15,445,407
                                              ============        ============


Liabilities & Partners' Capital:
   Accounts payable and accrued expenses           38,429              63,005
   Redemptions payable to unit holders, net       118,048             383,508
   Accrued brokerage commissions                   80,396              92,361
   Accrued New Profit                                  -                   -
                                              ------------        ------------
Total Liabilities                                 236,873             538,874

Trust Capital:
   General Partner interest                     1,187,141           1,075,924
   Limited Partners' interest (7,893.524 &
    9,349.387 Units of Beneficial Interest
    outstanding at September 30, 1999 and
    December 31, 1998)                         12,041,182          13,830,609
                                              ------------        ------------
Total Trust Capital                            13,228,323          14,906,533

                                              ------------        ------------
Total Liabilities and Trust Capital          $ 13,465,196        $ 15,445,407
                                              ============        ============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Operations
For the three months ended September 30, 1999 and 1998 (UNAUDITED)

                                                   1999             1998
                                               ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts        (338,970)         135,855
   Change in Unrealized Gain(Loss)                (503,819)       1.510,773
   Interest Income                                 174,844          212,755
   Foreign Exchange Gain(Loss)                      (8,933)         (11,965)
                                               ------------     ------------
                                               $  (676,878)     $ 1,847,418
Expenses:
   Brokerage Commissions                           260,454          311,358
   17.5% Profit Share (Accrued)                         -                -
   Administrative                                   21,112           22,364
                                               ------------     ------------
                                               $   281,566      $   333,722

                                               ============     ============
Net Income(Loss)                               $  (958,444)     $ 1,513,696

Net Income(Loss) allocated to General Partner  $   (58,744)     $   114,615
Net Income(Loss) allocated to Limited Partners $  (899,700)     $ 1,399,081

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                   $   (108.96)     $    132.76

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Operations
For the nine months ended September 30, 1999 and 1998 (UNAUDITED)

                                                   1999             1998
                                               ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts       1,293,098          (48,769)
   Change in Unrealized Gain(Loss)                (264,072)         878,491
   Interest Income                                 528,358          680,836
   Foreign Exchange Gain(Loss)                     (17,884)         (20,522)
                                               ------------     ------------
                                               $ 1,539,500      $ 1,490,036
Expenses:
   Brokerage Commissions                           832,535          990,145
   17.5% Profit Share (Accrued)                     77,599               -
   Administrative                                   59,130           68,585
                                               ------------     ------------
                                               $   969,264      $ 1,058,730

                                               ============     ============
Net Income(Loss)                               $   570,236      $   431,306

Net Income(Loss) allocated to General Partner  $   111,217      $    92,845
Net Income(Loss) allocated to Limited Partners $   459,019      $   338,461

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                   $     46.14      $     42.23

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Trust Capital
For the nine months ended September 30, 1999 (UNAUDITED)

                                     Limited        General
                                     Partners       Partner         Total
                                   ------------   ------------   ------------
Trust Equity at December 31, 1998
 (9,349.387 Units)                  13,830,609      1,075,924     14,906,533
Redemption of 1,455,863 Units       (2,248,446)            -      (2,248,446)
Net Gain(Loss) in Trust Equity         459,019        111,217        570,236
                                   ------------   ------------   ------------
Trust Equity at September 30, 1999  12,041,182      1,187,141     13,228,323
 (7,893.524 Units)                 ============   ============   ============
Redemption Value per Unit
 at September 30, 1999                 1525.45
                                   ============


Statements of Cash Flows
For the nine months ended September 30, 1999 and 1998 (UNAUDITED)

                                                 1999           1998
                                             ------------   ------------
Cash Flows from Operating Activities:
   Net Income(Loss)                              570,236        431,306
   Adjustments to reconcile Net Income
    (Loss) to Net Cash Flows from
    Operating Activities:
      Decrease (Increase) in Equity in
       Futures and Forward Trading Accounts    1,441,894      2,194,664
      (Decrease) Increase in Accrued Expenses   (114,338)       (21,643)
                                             ------------   ------------
Net Cash Flows from Operating Activities       1,897,792      2,604,327

Cash Flows from Financing Activities:
   Redemption of Limited and General
    Partner Units and Unit Equivalents        (2,513,906)    (2,273,530)
                                             ------------   ------------
Net Change in Cash                              (616,114)       330,797

Cash - Beginning of Year                       1,068,644        486,243
                                             ------------   ------------
Cash - End of Period                             452,530        817,040
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

Management discussion and analysis of the consolidated financial statements for the nine months ended September 30, 1999.

                          30-Sep-99      31-Dec-98
                        -------------  -------------
        Ending Equity   $  13,228,323  $  14,906,533


The partnership's net assets declined 11.26% in the first three quarters of 1999. This is the net result of redemptions and net profit/loss on trading.

The fund NAV registered a sizable decline during the third quarter of 1999. Trading in stock index futures, interest futures and dollar currency forwards produced losses that far outweighed modest gains from cross-currency and exotic currency trading.

Uncertainty concerning Japanese monetary and fiscal policy produced volatile, non-directional price activity in euro-yen and Japanese government bond futures. Similarly, in the United States, market participants grappled with the implications of continuing strong growth, rising inflation concerns and incessant threats of official interest rate increases by the Federal Reserve. Consequently, short positions in US and Japanese interest rate futures produced losses in the quarter that were greater than the gains registered on short positions in European interest rate futures.

Not surprisingly, these interest rate uncertainties also had a negative impact on foreign exchange rates. Losses were registered on both long and short dollar positions versus the euro, Swiss franc, Danish kroner and Norwegian krona. These losses outweighed gains from long yen positions against various currencies and from exotic currency trading.

With such volatility in interest rates and foreign exchange rates, it is probably not unexpected to note that stock index futures were also erratic in the July-September quarter. Hence, losses were registered on both long and short positions in the Hang Seng and Nikkei indices, and on a long Topix index position.

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

The General Partner administers the business of the Fund through various systems and processes maintained by the General Partner. The General Partner's modifications for Year 2000 compliance are substantially complete. The expenses incurred to date by the General Partner in preparing for Year 2000 compliance have not had a material adverse impact on the General Partner's financial position, and any additional expenses that may be incurred in connection with Year 2000 related matters are not expected to have a material adverse impact on the General Partner's financial position. The Fund itself has no systems or information technology applications relevant to its operations and, thus, has no expenses related to addressing the Year 2000 Problem.

In addition to the General Partner, the Fund is dependent on the capability of the various exchanges, Clearing Brokers and other third parties with which the Fund has material relationships to prepare adequately for the
Year 2000 Problem and its impact on their systems and processes.   The
major U.S. futures exchanges participated in the Futures Industry Association Y2K Beta Test during September 1998 and have participated in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The Futures Industry Association
Y2K Tests are to test links with outside entities. The Clearing Brokers are addressing their Year 2000 issues and have participated in the Futures Industry Association Y2K industry-wide test for Year 2000 compliance during the first and second quarters of 1999. The General Partner believes that those tests have been successful. The General Partner has implemented procedures to monitor the progress of the Clearing Brokers, and other third parties with which the Fund has a material relationship in addressing their Year 2000 issues.

The most likely and most significant risk to the Fund associated with the lack of Year 2000 readiness is the failure of third parties, including the Clearing Brokers, exchanges, foreign exchange counterparties and various regulators to resolve their Year 2000 issues in a timely manner. This risk could involve the temporary inability to transfer funds electronically or to determine the Net Asset Value of the Fund, in which case sales could be suspended and/or redemption payments delayed until the Fund's assets could be valued and/or funds could be transferred. If the General Partner believes, prior to December 31, 1999, that any third party has failed to resolve a Year 2000 issue likely to have a material adverse impact on the Fund, the General Partner will attempt to close any Fund positions carried by such third party or exposed to such third party's failure to resolve its Year 2000 issue and to cease trading with or through such third party until such issue is resolved.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 10th day of November, 1999.

   THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanis                      November 11, 1999
          Tod A. Tanis
          Vice-President