Form 10-K405
period 1999-12-31
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 2000-03-30
CIK 890373

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                /X/ Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                  For the Fiscal Year Ended: December 31, 1999

                                       or

               /_/ Transition Report Pursuant to Section 13 or 15(d)

                    of the Securities Exchange Act of 1934

                        Commission File Number: 33-50388
                                                --------

                    THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                        06-1346879
   ------------------------------                        -------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                        Identification No.)

                       c/o MILLBURN RIDGEFIELD CORPORATION
                             411 West Putnam Avenue
                          GREENWICH, CONNECTICUT 06830
                    ----------------------------------------
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

                  Yes  /X/         No  / /
                       ---             ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 29, 2000 $10,541,207.

                       Documents Incorporated by Reference

                                      None.

                                TABLE OF CONTENTS


                                                                                                    PAGE
                                                                                                    ----
                                     PART I

Item 1.           Business......................................................................       1

Item 2.           Properties....................................................................       2

Item 3.           Legal Proceedings.............................................................       2

Item 4.           Submission of Matters to a Vote of Security Holders...........................       2


                                     PART II

Item 5.           Market for the Registrant's Common Equity and Related
                  Stockholder Matters...........................................................       3

Item 6.           Selected Financial Data.......................................................       3

Item 7.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................................       5

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk....................       7

Item 8.           Financial Statements and Supplementary Data...................................       7

Item 9.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure...........................................       7


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant............................       7

Item 11.          Executive Compensation........................................................       8

Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management....................................................................       8

Item 13.          Certain Relationships and Related Transactions................................       9



                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K...................................................................       9


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

         Millburn Ridgefield Corporation (the "General Partner"), a Delaware corporation, is the general partner and the commodity trading advisor for the Partnership. The General Partner invested $125,000 in the Partnership at the outset of trading and subsequently contributed an additional $316,183. After reflecting net income of $72,864 in 1999; this investment totaled $1,148,788, as of December 31, 1999.

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

         (d)     Financial information about foreign and
                 Domestic Operations and Export Sales
                 ----------------------------------------

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

         (b)   HOLDERS.   As of December 31, 1999, there were 644 holders of
Units.

         (c) DIVIDENDS. No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

         (d) RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES.

         Not applicable.

Item 6.  SELECTED FINANCIAL DATA

         The following is a summary of operations for fiscal year 1999, 1998, 1997, 1996 and 1995 and total assets of the Partnership at December 31, 1999, 1998, 1997, 1996 and 1995. The Partnership commenced trading operations on January 7, 1993.

--------------------------------------  --------------   --------------   --------------   --------------   --------------
                                         FOR THE YEAR     FOR THE YEAR     FOR THE YEAR     FOR THE YEAR     FOR THE YEAR
                                        ENDED 12/31/99   ENDED 12/31/98   ENDED 12/31/97   ENDED 12/31/96   ENDED 12/31/95
--------------------------------------  --------------   --------------   --------------   --------------   --------------
Revenue:
--------------------------------------  --------------   --------------   --------------   --------------   --------------
  Net realized and unrealized
  trading gain (loss), net of
  brokerage commissions of
  $1,062,865, $1,299,470,
  $1,566,165, $1,699,690 and
  $2,123,253 in 1999, 1998, 1997,
  1996 and 1995 respectively              $  (578,308)     $  (608,874)     $ 1,696,449      $ 1,072,015      $ 4,710,329
--------------------------------------  --------------   --------------   --------------   --------------   --------------
Interest Income                               654,566          886,163        1,066,041        1,041,439        1,526,442
--------------------------------------  --------------   --------------   --------------   --------------   --------------
                                         $     76,258      $   277,289      $ 2,762,490      $ 2,113,454      $ 6,236,771
--------------------------------------  --------------   --------------   --------------   --------------   --------------

Foreign exchange gain (loss)                  (20,559)         (44,208)         (12,137)         (69,231)          70,217
--------------------------------------  --------------   --------------   --------------   --------------   --------------
            Total income (loss)                55,699          233,081        2,750,353        2,044,223        6,306,988
--------------------------------------  --------------   --------------   --------------   --------------   --------------

Expenses:
--------------------------------------  --------------   --------------   --------------   --------------   --------------
   Administrative expenses                     79,574           86,250           98,335          110,646          108,295
--------------------------------------  --------------   --------------   --------------   --------------   --------------
           Total expenses                    157,173           86,250           434,791          188,492          559,282
--------------------------------------  --------------   --------------   --------------   --------------   --------------

Net income (loss)                         $   (23,848)     $  146,831       $ 2,652,018      $ 1,933,577      $ 6,198,693
--------------------------------------  --------------   --------------   --------------   --------------   --------------
Less profit share
to General Partner                        $    77,599      $        --      $   336,456      $    77,846      $   450,987
--------------------------------------  --------------   --------------   --------------   --------------   --------------
Net income (loss)
for pro rata allocation
to Partners                               $   101,447      $   146,831      $ 2,315,562      $ 1,855,731      $ 5,747,706
--------------------------------------  --------------   --------------   --------------   --------------   --------------
Total assets                              $12,502,524      $15,445,407      $19,008,327      $20,512,740      $24,031,331
--------------------------------------  --------------   --------------   --------------   --------------   --------------
Total limited partners' capital           $10,991,922      $13,830,609      $17,586,032      $19,148,852      $22,575,405
--------------------------------------  --------------   --------------   --------------   --------------   --------------
Net asset value per Unit                  $  1,445.93      $  1,479.31      $  1,463.50      $  1,312.41      $  1,199.40
--------------------------------------  --------------   --------------   --------------   --------------   --------------
Redemption value per Unit                 $  1,445.93      $  1,479.31      $  1,463.50      $  1,312.41      $  1,199.40
--------------------------------------  --------------   --------------   --------------   --------------   --------------
Increase (decrease) in net asset
value per Unit                            $    (33.38)     $     15.81      $    151.09      $    113.01      $    232.16
--------------------------------------  --------------   --------------   --------------   --------------   --------------
Increase (decrease) in redemption
value per Unit                            $    (33.38)     $     15.81      $    151.09      $    113.01      $    232.16
--------------------------------------  --------------   --------------   --------------   --------------   --------------

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

         LIQUIDITY

         The Partnership's assets are either held in cash or are invested by the General Partner in United States Treasury bills or "customer segregated funds accounts." To the extent deposited as margin with currency dealers or futures brokers, the Partnership's assets are subject to the General Partner's ability to close out its currency futures or forward contracts positions. During its operations through December 31, 1999, the Partnership experienced no meaningful periods of illiquidify in any of the markets traded by the Partnership.

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

         RESULTS OF OPERATIONS

         Operating results show a profit for the fiscal years ended December 31, 1999, 1998 and 1997.

         Total Partnership capital as of December 31, 1999, 1998 and 1997 equaled $12,140,710, $14,906,533 and $18,565,893, respectively. The net asset value per Unit as of December 31, 1999 was $1,445.93, a decrease in value for fiscal year 1999 of 2.3%; the net asset value per Unit as of December 31, 1998 was $1,479.31, an increase in value for fiscal year 1998 of 1.1%; the net asset value per Unit as of December 31, 1997 was $1463.50, an increase in value for fiscal year 1997 of 11.5%.

         The Partnership's gross trading gains of $484,557 from its currency and financial instrument trading in 1999 were offset by brokerage commissions of $1,062,865 for a net trading loss of $578,308. This loss was offset by interest, earned or accrued, of $654,566. The Partnership lost $20,559 on foreign exchange in 1999. The Partnership's gross trading gains of $690,596 from its currency and financial instrument trading in 1998 were offset by brokerage commissions of $1,299,470 for a net trading loss of $608,874. This loss was offset by interest income, earned or accrued, of $886,163. The Partnership lost $44,208 on foreign exchange during 1998. Over half of the Partnership's profits in fiscal year 1997 resulted from its currency and financial instrument trading. Such trading showed a profit as gross trading gains of $3,262,614 overcame brokerage commissions of $1,566,165 for a net trading gain of $1,696,449. The Partnership also accrued or earned interest income of $1,066,041 and lost $12,137 on foreign exchange.

         During fiscal year 1999, the Partnership suffered a small loss. There were small gains in the currency, stock index, and metal sectors, but these were offset by losses in interest rate trading. Moreover, within each sector performance varied from market to market. For example, in the currency sector, solid profits from short Euro positions vis-a-vis the dollar, yen, Norwegian krone and Eastern European currencies were offset by losses from trading the dollar, yen, Swiss franc, and Norwegian krone against one another. Mixed results also occurred in stock indices where gains from trading the Hang Seng, Topix and S&P indices were largely offset by losses in Nikkei index positions. Interest rates too produced mixed results, with losses from Japanese and U.S. interest rate futures overwhelmed gains from European futures trading. Finally, metals trading showed similar patterns. Profits from gold and aluminum trading were negated by losses from zinc and copper.

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

         The principals and senior officers of Millburn Ridgefield Corporation as of December 31, 1999 are as follows:

         Harvey Beker, age 46. Mr. Beker is President, Co-Chief Executive Officer and a Director of Millburn Ridgefield and The Millburn Corporation, and a partner of ShareInVest Research L.P. He received a Bachelor of Arts degree in economics from New York University in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978. During his tenure at Millburn, he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in 1982.

         George E. Crapple, age 55. Mr. Crapple is Co-Chief Executive Officer and a Director of Millburn Ridgefield, and a Director of The Millburn Corporation and a partner of ShareInVest Research L.P. In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969 he graduated from Harvard Law School, MAGNA CUM LAUDE, where he was a member of the Harvard Law Review. He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law. He was first associated with Millburn Ridgefield in 1976 and joined Millburn Ridgefield Corporation on April 1, 1983 on a full-time basis. Mr. Crapple is a director and a member of the Executive Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, Chairman of the Managed Funds Association, a member of the Financial Products Advisory Committee of the CFTC and a former member of the Board of Directors and Nominating Committee of the Futures Industry Association.

         Gregg R. Buckbinder, age 41. Mr. Buckbinder is Senior Vice President and Chief Operating Officer of Millburn Ridgefield and The Millburn Corporation. He graduated CUM LAUDE from Pace University in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He joined Millburn in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm's merchant banking and managed account businesses. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from 1985 to 1990 where he was First Vice President and Controller, and from 1983 to 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from 1984 to 1985 as a manager in the tax department and from 1980 to 1983 as a senior auditor, with an emphasis on clients in the financial services business. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

         Mark B. Fitzsimmons, age 52. Mr. Fitzsimmons is a Senior Vice-President of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include both marketing and investment strategy. He graduated SUMMA CUM LAUDE from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. He joined Millburn Ridgefield in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm. From 1977 to 1987 he was with Chemical Bank New York Corporation, first as a Senior Economist in Chemical's Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical's Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From 1973 to 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.

         Barry Goodman, age 42. Mr. Goodman is an Executive Vice-President, Director of Trading and Co-Director of Research of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include overseeing the firm's trading operation and managing its trading relationships, as well as the design and implementation of trading systems. He graduated MAGNA CUM LAUDE from Harpur College of the State University of New York in 1979 with a B.A. in economics. From 1980 through late 1982 he was a commodity trader for E. F. Hutton & Co., Inc. At Hutton he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. He joined Millburn Ridgefield in 1982 as Assistant Director of Trading.

         Dennis B. Newton, age 48. Mr. Newton is a Senior Vice-President of Millburn Ridgefield. His primary responsibilities are in administration and marketing. Prior to joining Millburn Ridgefield in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991. Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. from September 1987 to March 1990. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. where he was a member of the senior management team. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

         Grant N. Smith, age 48. Mr. Smith is an Executive Vice-President and Co-Director of Research of Millburn Ridgefield and The Millburn Corporation and a partner of ShareInVest Research L.P. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology in 1974 and an M.S. degree from M.I.T. in 1975. While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined Millburn Ridgefield in 1975.

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


         (b)   SECURITY OWNERSHIP OF MANAGEMENT

         Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner, which has discretionary authority over the Partnership's trading. The General Partner's general partnership interest was valued at $1,148,788 as of December 31, 1999, approximately 9.5% of the Partnership's total equity, the equivalent of 794.50 Units.

         (c)   CHANGES IN CONTROL

         None.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See "Item 11. EXECUTIVE COMPENSATION" and "Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." The Partnership allocated to the General Partner, $1,062,865, $1,299,470 and $1,566,165 in brokerage fees and $77,599, $0 and $336,456 in profit share for fiscal years 1999, 1998 and 1997, respectively. The General Partner's general partnership interest showed an allocation of gain (loss) of $72,864, $96,063 and $183,028 in fiscal years 1999, 1998 and 1997, respectively.


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

         (a)(1)   FINANCIAL STATEMENTS

         The following financial statements are included with the 1999 Report of Independent Accountants, a copy of which is filed herewith as
         Exhibit 13.01.


                                                                          PAGE
                                                                          ----
            Affirmative of Millburn Ridgefield Corporation                F-1
            Report of Independent Accountants                             F-2
            Statements of Financial Condition as of
               December 31, 1999 and 1998                                 F-3
            Statements of Operations for the years ended
               December 31, 1999, 1998 and 1997                           F-4
            Statements of Changes in Partners' Capital for the
               years ended December 31, 1999, 1998, and 1997              F-5
            Notes to Financial Statements                                 F-6


         (a)(2)   FINANCIAL STATEMENT SCHEDULES

         All Schedules are omitted for the reason that they are not required, are not applicable, because equivalent information has been included in the financial statements or the notes thereto.

         (a)(3)   EXHIBITS AS REQUIRED BY ITEM 601 OF REGULATION S-K


                   DESIGNATION      DESCRIPTION
                   -----------      -----------
                      1.01          Form of Selling Agreement among the Partnership, the General Partner and the Selling Agent.


                   DESIGNATION      DESCRIPTION
                   -----------      -----------
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

                   DESIGNATION      DESCRIPTION
                   -----------      -----------
                     13.01          1999 Report of Independent Accountants (filed herewith).

                     27.01          Financial Data Schedule (filed herewith).


         (b)   REPORTS ON FORM 8-K

         No report on Form 8-K was filed by the Partnership during the quarter ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich and State of Connecticut on the 27th day of March, 2000.

                                  THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

                                  By:  Millburn Ridgefield Corporation,
                                                    General Partner

                                  By     /s/ HARVEY BEKER
                                       ------------------------------------
                                             Harvey Beker
                                             President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.


                          TITLE WITH
SIGNATURE                 GENERAL PARTNER                         DATE
---------                 ---------------                         ----
/s/ HARVEY BEKER          President, Co-Chief                     March 27, 2000
-----------------
Harvey Beker              Executive Officer and Director
                          (Principal Financial and Accounting
                          Officer)

/s/ GEORGE E. CRAPPLE     Co-Chief                                March 27, 2000
----------------------
George E. Crapple         Executive Officer and Director
                          (Principal Executive Officer)


         (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation
General Partner of Registrant                                     March 27, 2000

By   /s/ HARVEY BEKER
   ----------------------------
       Harvey Beker
       President