Form 10-Q
period 2000-03-31
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 2000-05-16
CIK 890373

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  March 31, 2000
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

             Yes    [X]                                No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $8,890,287.00.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Financial Condition (UNAUDITED)

                                               31-Mar-00         31-Dec-99
Assets:                                       ------------        ------------
Investment in U.S. Treasury bills
 (Cost $9,455,310 & $11,109,515)                 9,455,310          11,109,515
Money market mutual funds                          668,898             487,312
Unrealized appreciation on open contracts          202,772             544,627
Cash                                                 1,270             361,070
                                              ------------        ------------
Total Assets                                  $ 10,328,250        $ 12,502,524
                                              ============        ============


Liabilities & Partners' Capital:
   Unrealized depreciation on open contracts            -                   -
   Accounts payable and accrued expenses            20,900              45,881
   Redemptions payable to unit holders, net        290,076             246,833
   Accrued brokerage commissions                    54,400              69,100
                                              ------------        ------------
Total Liabilities                                  365,376             361,814

Trust Capital:
   General Partner interest                      1,072,587           1,148,788
   Limited Partners' interest (6,723.014 &
    7,601.967 Units of Beneficial Interest
    outstanding at March 31, 2000 and
    December 31, 1999)                           8,890,287          10,991,922
                                              ------------        ------------
Total Trust Capital                              9,962,874          12,140,710

                                              ------------        ------------
Total Liabilities and Trust Capital           $ 10,328,250        $ 12,502,524
                                              ============        ============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Operations
For the three months ended March 31, 2000 and 1999 (UNAUDITED)

                                                    2000             1999
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts         (552,707)         585,903
   Change in Unrealized Gain(Loss)                 (341,855)        (331,433)
   Interest Income                                  153,003          183,157
   Foreign Exchange Gain(Loss)                      (12,971)          (2,117)
                                                ------------     ------------
                                                $  (754,530)      $  435,510

Expenses:
   Brokerage Commissions                            210,302          285,295
   Administrative                                    14,149           15,246
                                                ------------     ------------
                                                $   224,451      $   300,541

                                                ============     ============
Net Income(Loss)                                $  (978,981)      $  134,969

Net Income(Loss) allocated to General Partner   $   (76,201)     $    30,913
Net Income(Loss) allocated to Limited Partners  $  (902,780)     $   104,056

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $   -123.56      $     11.33

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Trust Capital
For the three months ended March 31, 2000 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Trust Equity at December 31, 1999
 (7,601.967 Units)                   10,991,922      1,148,788     12,140,710
Redemption of 878.953 Units          (1,198,855)            -      (1,198,855)
Net Gain(Loss) in Trust Equity         (902,780)       (76,201)      (978,981)
                                    ------------   -------------   ------------
Trust Equity at March 31, 2000        8,890,287      1,072,587     9,962,874
 (6,723.014 Units)                  ============   =============   ============
Redemption Value per Unit
 at March 31, 1999                     1,322.37
                                    ============

Net Asset Value per Unit
Changes in net asset value per Unit during the quarters ended March 31, 2000, 1999 and 1998 were as follows:

                                          2000          1999          1998
                                      ------------  ------------  ------------
Net realized and unrealized gains
 (losses)on currency contracts        $   (141.66)   $    (3.65)  $    (33.92)
Interest Income                             21.83         18.12         19.74
Foreign exchange gain (loss)                (1.75)        (1.42)        (0.37)
Profit share expenses                        0.00          0.00          0.00
Administrative expense                      (1.98)        (1.72)        (1.57)
                                      ------------  ------------  ------------
      Net income (loss) per unit          (123.56)        11.33        (16.12)

Net asset value per Unit,
 beginning of period                     1,445.93      1,479.31      1,463.50
                                      ------------  ------------  ------------
Net asset value per Unit,
 end of Period                        $  1,322.37    $ 1,490.64    $ 1,447.38
                                      ============  ============  ============




              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P. NOTES TO FORM 10-Q

These interim consolidated financial statements do not include all the disclosures contained in the annual financial statements. These interim statements have been prepared by management without audit by Independent Public Accountants. The consolidated statements of financial condition has been derived from the audited financial statements as of December 31, 1999. The consolidated results of operation as displayed, should not be considered indicative of results to be expected for the entire year.

Management discussion and analysis of the consolidated financial statements for the three months ended March 31, 2000.

                          31-Mar-00      31-Dec-99
                        -------------  -------------
        Ending Equity   $   9,962,874  $  12,140,710


The partnership's net assets declined 17.94% in the first quarter of 2000. This is the net result of redemptions and net profit/loss on trading.
Trading in five of six major sectors resulted in losses, with stock index trading being especially negative. A sharp correction in the long up-trend in worldwide stock market indices and increased volatility produced losses in all seven stock index futures traded. Currency trading also proved unprofitable in the first quarter as non-directional volatility characterized cross currency and dollar trading. Consequently, losses were produced trading the US dollar vis-a-vis the Canadian dollar, the euro, and the Danish krone, as well as the Korean, Mexican and Thai currencies. These losses outweighed gains from a long dollar position versus the Swiss franc and a short dollar position against the Japanese yen. Trading of the yen against the European currencies was unprofitable, while trading of the euro vis-a-vis other European currencies was a breakdown proposition. On the other hand, exotic currency baskets trading was quite profitable. Trading of Easter European and Latin American exotics produced profits, while Far Eastern exotics positioning was fractionally unprofitable. Losses in the interest rate sector were caused primarily by volatile swings in Japan's government bond futures. Meanwhile, trading of European and US interest rate futures was profitable. Metals trading was unprofitable with losses in copper, zinc, aluminum and gold.

PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds - None
ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits - None
        (b) Reports on Form 8-K - None

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 16th day of May, 2000.

   THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanis                      May 16, 2000
          Tod A. Tanis
          Vice-President