Form 10-Q
period 2000-06-30
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 2000-08-15
CIK 890373

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  June 30, 2000
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

             Yes    [X]                                No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $6,891,174.00.

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Financial Condition (UNAUDITED)

                                               30-Jun-00         31-Dec-99
Assets:                                       ------------        ------------
Investment in U.S. Treasury bills
 (Amortized cost $7,611,201 & $11,109,515)       7,611,201          11,109,515
Money market mutual funds                          100,876             487,312
Unrealized appreciation on open contracts               -              544,627
Cash                                               564,755             361,070
                                              ------------        ------------
Total Assets                                  $  8,276,832        $ 12,502,524
                                              ============        ============


Liabilities & Partners' Capital:
   Unrealized depreciation on open contracts       223,598                  -
   Accounts payable and accrued expenses            29,566              45,881
   Redemptions payable to unit holders, net        143,082             246,833
   Accrued brokerage commissions                    43,791              69,100
                                              ------------        ------------
Total Liabilities                                  440,037             361,814

Trust Capital:
   General Partner 	                           945,621           1,148,788
   Limited Partners (6,034.553 &
    7,601.967 Units of Beneficial Interest
    outstanding at June 30, 2000 and
    December 31, 1999)                           6,891,174          10,991,922
                                              ------------        ------------
Total Trust Capital                              7,836,795          12,140,710

                                              ------------        ------------
Total Liabilities and Trust Capital           $  8,276,832        $ 12,502,524
                                              ============        ============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Operations
For the three months ended June 30, 2000 and 1999 (UNAUDITED)

                                                    2000             1999
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts         (806,582)       1,039,132
   Change in Unrealized Gain(Loss)                 (426,370)         571,069
   Interest Income                                  146,025          170,358
   Foreign Exchange Gain(Loss)                       (2,833)             310
                                                ------------     ------------
                                                $(1,089,760)     $ 1,780,869

Expenses:
   Brokerage Commissions                            164,953          286,786
   Profit Share                                          -            77,599
   Administrative                                    28,657           22,773
                                                ------------     ------------
                                                $   193,610      $   387,158

                                                ============     ============
Net Income(Loss)                                $(1,283,370)     $ 1,393,711

Net Income(Loss) allocated to General Partner   $  (126,966)     $   139,048
Net Income(Loss) allocated to Limited Partners  $(1,156,404)     $ 1,254,663

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $   (180.42)      $    143.77

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Operations
For the six months ended June 30, 2000 and 1999 (UNAUDITED)

                                                    2000             1999
                                                ------------     ------------
Revenues:
   Realized Gain(Loss) on Closed Contracts       (1,359,289)       1,625,035
   Change in Unrealized Gain(Loss)                 (768,225)         239,636
   Interest Income                                  299,028          353,515
   Foreign Exchange Gain(Loss)                      (15,804)          (1,807)
                                                ------------     ------------
                                                $(1,844,290)     $ 2,216,379

Expenses:
   Brokerage Commissions                            375,255          572,081
   17.5% Profit Share                                    -            77,599
   Administrative                                    42,806           38,019
                                                ------------     ------------
                                                $   418,061      $   687,699

                                                ============     ============
Net Income(Loss)                                $(2,262,351)     $ 1,528,680

Net Income(Loss) allocated to General Partner   $  (203,167)     $   169,961
Net Income(Loss) allocated to Limited Partners  $(2,059,184)     $ 1,358,719

Increase(Decrease) in Redemption Value
 for each Unit outstanding throughout
 each period                                    $   (303.98)      $    155.10

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Trust Capital
For the six months ended June 30, 2000 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Trust Equity at December 31, 1999
 (7,601.967 Units)                   10,991,922      1,148,788     12,140,710
Redemption of 1,567.414 Units        (2,041,564)            -      (2,041,564)
Net Gain(Loss) in Trust Equity       (2,059,184)      (203,167)    (2,262,351)
                                    ------------   -------------   ------------
Trust Equity at June 30, 2000         6,891,174        945,621      7,836,795
 (6,034.553 Units)                  ============   =============   ============
Redemption Value per Unit
 at June 30, 2000                     1,141.95
                                    ============

Net Asset Value per Unit
Changes in net asset value per Unit during the six months ended June 30, 2000 and 1999 were as follows:

                                          2000          1999
                                      ------------  ------------
Net realized and unrealized gains
 (losses)on currency contracts        $   (338.43)   $   132.94
Interest Income                             42.89         36.10
Foreign exchange gain (loss)                (2.15)        (0.68)
Profit share expenses                        0.00         (9.12)
Administrative expense                      (6.29)        (4.14)
                                      ------------  ------------
      Net income (loss) per unit          (303.98)       155.10

Net asset value per Unit,
 beginning of period                     1,445.93      1,479.31
                                      ------------  ------------
Net asset value per Unit,
 end of Period                        $  1,141.95    $ 1,634.41
                                      ============  ============




              See accompanying notes to financial statements.

ITEM II. NOTES TO FINANCIAL STATEMENTS

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 2000 and December 31, 1999 (unaudited) and the results of its operations for the three months ended June 30, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

Management discussion and analysis of the financial statements for the six months ended June 30, 2000.

                          30-Jun-00      31-Dec-99
                        -------------  -------------
        Ending Equity   $   7,836,795  $  12,140,710


The partnership's net assets declined 35.45% in the first half of 2000.
The fund suffered sizable losses during the quarter. Uncertainties about interest rate policies worldwide unsettled trading conditions in all financial markets. Would the Federal Reserve continue to raise rates to slow the economy, and if so, what effect would that have on soaring equity markets? Would the zero interest rate policy in Japan ever come to an end, and, if it did, how would the nascent growth rebound in Japan fare? How long can Japanese long bond interest rates remain low in the face of huge fiscal deficits? Will the European Central Bank accelerate its interest rate increases and, hence, stunt the economic recovery now gathering momentum in Europe? In the face of all these questions financial markets displayed erratic non directional price swings in broad ranges during the second quarter. Consequently, losses were registered in all six sectors that are traded in the fund: interest rates, dollar trading, non dollar cross rates, exotic currencies, stock index futures, and metals. Indeed, over 80% of the market traded during the April - June period (37 of 46) were not profitable.

While non trending price action will always characterize some markets, it is unusual for such patterns to be so widespread for such an extended period. While this recent period of poor performance is more severe than normal, we do not believe it is evidence of a permanent change in market environment.

ITEM III. QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

The Partnership's a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or substantially all of the Partnership's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Partnership's main line of business.

Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

The Partnership rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

Value at Risk is a measure of the maximum amount which the Partnership could reasonable be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one day intervals. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component, which is not relevant to Value at Risk.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P. INDEX

Financial Statements:                                          Pages
   Statements of Financial Condition at
      June 30, 2000 and 1999                                      2
   Statements of Operations for the Periods Ended
      June 30, 2000 and 1999                                      3
   Statements of Changes in Trust Capital for the
      Periods Ended June 30, 2000 and 1999                        5
   Notes to Financial Statements                                  6











PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds - None
ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits - None
        (b) Reports on Form 8-K - None

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 28th day of July, 2000.

   THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanis                      July 28, 2000
          Tod A. Tanis
          Vice-President