Form 10-Q
period 2000-09-30
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 2000-11-14
CIK 890373

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  September 30, 2000
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

             Yes    [X]                                No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $6,323,706.00.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P. INDEX

Financial Statements:                                          Pages
   Statement of Financial Condition at
      September 30, 2000 and 1999                                 1
   Statements of Operations for the Periods Ended
      September 30, 2000 and 1999                                 2
   Statements of Changes in Trust Capital for the
      Periods Ended September 30, 2000 and 1999                   4
   Notes to Financial Statements                                  6

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statement of Financial Condition (UNAUDITED)

                                               30-Sep-00         31-Dec-99
Assets:                                       ------------        ------------
Cash                                          $     93,861        $    361,070
Money market fund                                   99,670             487,312
Investments in U.S. Treasury bills
 - at value (amortized cost $ 3,543,776
 and $11,109,515)                                3,543,776          11,109,515
Investments in U.S. Treasury notes               3,861,987                  0
Net unrealized appreciation (depreciation)
 on open contracts                                 (64,502)            544,627
                                              ------------        ------------
Total Assets                                  $  7,534,792        $ 12,502,524
                                              ============        ============


Liabilities & Partners' Capital:
   Accounts payable and accrued expenses      $     35,139        $     45,881
   Redemptions payable to limited partners         197,504             246,833
   Accrued brokerage commissions                    40,071              69,100
                                              ------------        ------------
Total Liabilities                                  272,714             361,814
                                              ------------        ------------
Partners' Capital:
   General Partner 	                           938,372           1,148,788
   Limited Partners (5,697.101 &
    7,601.967 Limited Partnership Units
    outstanding at September 30, 2000 and
    December 31, 1999)                           6,323,706          10,991,922
                                              ------------        ------------
Total Partners' Capital                          7,262,078          12,140,710

                                              ------------        ------------
Total Liabilities and Partners' Capital       $  7,534,792        $ 12,502,524
                                              ============        ============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statement of Operations
For the three months ended September 30, 2000 and 1999 (UNAUDITED)

                                                    2000             1999
                                                ------------     ------------
Income:
   Net gains (losses) on futures and
    forward contracts
    Realized gains (losses)                     $  (327,290)     $  (338,970)
   Change in unrealized appreciation
    (depreciation)                                  171,479         (503,819)
                                                ------------     ------------
                                                   (155,811)        (842,789)

   Less, Brokerage fees                             139,366          260,454
                                                ------------     ------------
      Net realized and unrealized gains
      (losses) on trading of futures
       and forward contracts                       (295,177)      (1,103,243)

   Interest Income                                  111,684          174,844
   Foreign Exchange Gain(Loss)                          625           (8,933)
                                                ------------     ------------
                                                   (182,868)        (937,332)

Expenses:
   Profit Share                                          0                0
   Administrative                                    13,198           21,112
                                                ------------     ------------
                                                     13,198           21,112
                                                ------------     ------------
Net Income(Loss)                                $  (196,066)     $  (958,444)
                                                ============     ============

Net Income(Loss) allocated to General Partner   $    (7,429)     $   (58,744)
Net Income(Loss) allocated to Limited Partners  $  (188,637)     $  (899,700)

Net Income(Loss) per Limited Partnership Unit  $    (31.96)      $  (108.96)

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statement of Operations
For the nine months ended September 30, 2000 and 1999 (UNAUDITED)

                                                    2000             1999
                                                ------------     ------------
Income:
   Net gains (losses) on futures and
    forward contracts
    Realized gains (losses)                     $(1,676,372)     $ 1,293,098
   Change in unrealized appreciation
    (depreciation)                                 (609,129)        (264,072)
                                                ------------     ------------
                                                 (2,285,501)       1,029,026

   Less, Brokerage fees                             514,622          832,535
                                                ------------     ------------
      Net realized and unrealized gains
      (losses) on trading of futures
       and forward contracts                     (2,800,123)         196,491

   Interest Income                                  407,941          528,358
   Foreign Exchange Gain(Loss)                      (10,232)         (17,884)
                                                ------------     ------------
                                                 (2,402,414)         706,965

Expenses:
   Profit Share                                          0            77,599
   Administrative                                    56,003           59,130
                                                ------------     ------------
                                                     56,003          136,729
                                                ------------     ------------
Net Income(Loss)                                $(2,458,417)     $   570,236
                                                ============     ============


Net Income(Loss) allocated to General Partner   $  (210,416)     $   111,217
Net Income(Loss) allocated to Limited Partners  $(2,248,001)     $   459,019

Net Income(Loss) per Limited Partnership Unit   $   (335.94)     $     46.14

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statement of Partners' Capital
For the three months ended September 30, 2000 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Capital at June 30, 1999
 (6,034.553 Units)                    6,891,174        945,621      7,836,795
Redemption of 337.452 Units            (378,651)            0        (378,651)
Net Income(Loss)                       (188,637)        (7,249)      (196,066)
                                    ------------   -------------   ------------
Partners' Capital at September 30,    6,323,706        938,372      7,262,078
 2000 (5,697.101 Units)             ============   =============   ============
Redemption Value per Unit
 at September 30, 2000                 1,109.99
                                    ============


THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statement of Partners' Capital
For the nine months ended September 30, 2000 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Capital at December 31,
 1999 (7,601.967 Units)              10,991,922      1,148,788     12,140,710
Redemption of 1,904.866 Units        (2,420,215)            -      (2,420,215)
Net Income(Loss)                     (2,248,001)      (210,416)    (2,458,417)
                                    ------------   -------------   ------------
Partners' Capital at September 30,    6,323,706        938,372      7,262,078
 2000 (5,697.101 Units)             ============   =============   ============
Redemption Value per Unit
 at September 30, 2000                 1,109.99
                                    ============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Net Asset Value per Unit
Changes in net asset value per Unit during the three months ended
September 30, 2000 and 1999 were as follows:

                                              UNAUDITED
                                          2000          1999
                                      ------------  ------------
Net realized and unrealized gains
 (losses)on futures and forwards
 contracts                            $    (46.57)   $  (125.29)
Interest Income                             16.46         19.63
Foreign exchange gain (loss)                 0.09         (0.93)
Profit share expenses                        0.00          0.00
Administrative expense                      (1.94)        (2.37)
                                      ------------  ------------
      Net income (loss) per unit           (31.96)      (108.96)

Net asset value per Unit,
 beginning of period                     1,141.95      1,634.41
                                      ------------  ------------
Net asset value per Unit,
 end of Period                        $  1,109.99    $ 1,525.45
                                      ============  ============

Net Asset Value per Unit
Changes in net asset value per Unit during the nine months ended
September 30, 2000 and 1999 were as follows:

                                              UNAUDITED
                                          2000          1999
                                      ------------  ------------
Net realized and unrealized gains
 (losses)on futures and forwards
 contracts                            $   (382.09)   $     7.65
Interest Income                             54.92         55.73
Foreign exchange gain (loss)                (1.21)        (1.61)
Profit share expenses                        0.00         (9.12)
Administrative expense                      (7.56)        (6.51)
                                      ------------  ------------
      Net income (loss) per unit          (335.94)        46.14

Net asset value per Unit,
 beginning of period                     1,445.93      1,479.31
                                      ------------  ------------
Net asset value per Unit,
 end of Period                        $  1,109.99    $ 1,525.45
                                      ============  ============

              See accompanying notes to financial statements.

ITEM II. NOTES TO FINANCIAL STATEMENTS

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 2000 (unaudited) and December 31, 1999 and the results of its operations for the three month and nine month period ended September 30, 2000 and 1999. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

Management discussion and analysis of the financial statements for the nine months ended September 30, 2000.

                          30-Sep-00      31-Dec-99
                        -------------  -------------
        Ending Equity   $   7,262,078  $  12,140,710

The partnership's net assets declined 40.18% in the three quarters of 2000.

The fund registered a moderate loss during the three months ended September 30, 2000. While there were fractional gains from trading stock index futures, these were more than offset by small losses from trading each of the other components of the portfolio - interest rates, currencies and metals.

Long positions in U.S. interest rate futures - across the entire maturity spectrum - were profitable during the summer quarter. Unfortunately, European and Japanese interest rate markets remained unsettled, producing trading losses that more than offset these gains. In dollar currency trading, gains from short positions in the Euro, Thai baht, Singapore dollar and Swiss franc were countered by losses from trading the yen, Canadian dollar and Korean won. Cross rate trading and exotic currency trading were also fractionally unprofitable.

Stock index trading was somewhat profitable because gains from short Japanese index futures, long S&P futures, and both long and short positions in Hong Kong stock futures were larger than losses from trading U.K., German and Australian indices.

Finally, metals trading lost money in the July-September quarter.
Metals prices were quite volatile and losses were incurred on both sides of the market in trading gold, aluminum and zinc. Meanwhile, a long copper position was slightly positive.

PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds - None
ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits - None
        (b) Reports on Form 8-K - None

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 23rd day of October, 2000.

   THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanis                      October 23, 2000
          Tod A. Tanis
          Vice-President