Form 10-K405
period 2000-12-31
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 2001-04-02
CIK 890373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                |X| Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal Year Ended: December 31, 2000

                                       or

              |_| Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission File Number: 33-50388

                    THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          06-1346879
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

                            LIMITED PARTNERSHIP UNITS
                                (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes __X__                  No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 28, 2001 $8,002,116.

                       Documents Incorporated by Reference

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

     Millburn Ridgefield Corporation (the "General Partner"), a Delaware corporation, is the general partner and the commodity trading advisor for the Partnership. The General Partner invested $125,000 in the Partnership at the outset of trading and subsequently contributed an additional $316,183. After reflecting a net loss of $7,342 in 2000; this investment totaled $1,141,446, as of December 31, 2000.

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

     (c)  NARRATIVE DESCRIPTION OF BUSINESS

     The Partnership engages in the speculative trading of futures contracts on interest rates, stock indices, industrial and precious metals, currency forward contracts and related options. The Partnership's sole trading advisor is the General Partner. The General Partner trades the Partnership's assets primarily in currency markets, trading primarily forward contracts in the interbank market. Pursuant to the Limited Partnership Agreement, the General Partner receives a flat-rate monthly brokerage fee equal to 0.6875 of 1% of the Net Assets (an 8.25% annual rate), which is reduced to 0.52 of 1% of Net Assets (a 6.25% annual rate) for Units issued to Limited Partners who invest $1,000,000 or more in the Partnership. The General Partner also receives a profit share equal to 17.5% of any new trading profit, determined as of the end of each calendar quarter. The quarterly profit share is calculated after deducting interest income and brokerage fees.

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

     (d)  FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

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

     (b) HOLDERS. As of December 31, 2000, there were 463 holders of Units.

     (c) DIVIDENDS. No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

     (d) RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES.

     Not applicable.

Item 6. SELECTED FINANCIAL DATA

     The following is a summary of operations for fiscal year 2000, 1999, 1998, 1997 and 1996 and total assets of the Partnership at December 31, 2000, 1999, 1998, 1997 and 1996. The Partnership commenced trading operations on January 7, 1993.

                                        For the Year      For the Year       For the Year       For the Year       For the Year
                                        Ended 12/31/2000  Ended 12/31/99     Ended 12/31/98     Ended 12/31/97     Ended 12/31/96
                                        ----------------  --------------     --------------     --------------     --------------
Revenue:
Net realized and unrealized
trading gain (loss), net of
brokerage commissions of $656,725,
$1,062,865, $1,299,470,
$1,566,165 and $1,699,690 in 2000,
1999, 1998, 1997 and 1996
respectively                            $(1,547,264)      $   (578,308)      $   (608,874)      $  1,696,449       $  1,072,015

Interest Income                         $   517,863       $    654,566       $    886,163       $  1,066,041          1,041,439
                                        -----------       ------------       ------------       ------------       ------------
                                                                                                $  2,762,490       $  2,113,454

Foreign exchange gain (loss)                 (4,535)           (20,559)           (44,208)           (12,137)           (69,231)
     Total income (loss)                 (1,000,427)            55,699            233,081          2,750,353          2,044,223
                                        -----------       ------------       ------------       ------------       ------------

Expenses:

  Profit share                                 --               77,599               --              336,456             77,846

  Administrative expenses                    78,491             79,574             86,250             98,335            110,646
                                        -----------       ------------       ------------       ------------       ------------
     Total expenses                          78,491            157,173             86,250            434,791            188,492

Net income (loss)                       $(1,078,918)      $   (101,477)      $    146,831       $  2,315,562       $  1,855,731

Total assets                            $ 8,472,176       $ 12,502,524       $ 15,445,407       $ 19,008,327       $ 20,512,740

Total limited partners' capital         $ 7,162,609       $ 10,991,922       $ 13,830,609       $ 17,586,032       $ 19,148,852

Net asset value per Unit                $  1,322.54       $   1,445.93       $   1,479.31       $   1,463.50       $   1,312.41

Redemption value per Unit               $  1,322.54       $   1,445.93       $   1,479.31       $   1,463.50       $   1,312.41

Increase (decrease) in net asset                                             $    (123.39)      $     (33.38)      $      15.81

value per Unit                                                                                  $     151.09       $     113.01

Increase (decrease) in redemption
value per Unit                          $   (123.39)      $     (33.38)      $      15.81       $     151.09       $     113.01
                                        ===========       ============       ============       ============       ============

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

     The Partnership trades futures, options and forward contracts on currencies, financial instruments, stock indices and industrial and precious metals. Risk arises from changes in the value of these contracts (market risk) and the potential inability of counterparties or brokers to perform under the terms of their contracts (credit risk). Market risk is generally measured by the face amount of the positions acquired and the volatility of the markets traded. The credit risk from counterparty non-performance associated with these instruments is the net unrealized gain, if any, on these positions. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets.

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

     LIQUIDITY

     The Partnership's assets are either held in cash or are invested by the General Partner in United States Treasury instruments or "customer segregated funds accounts." To the extent deposited as margin with currency dealers or futures brokers, the Partnership's assets are subject to the General Partner's ability to close out its currency futures or forward contracts positions. During its operations through December 31, 2000, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Partnership.

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

     RESULTS OF OPERATIONS

     Operating results show a profit for the fiscal years ended December 31, 2000, 1999 and 1998.

     Total Partnership capital as of December 31, 2000, 1999 and 1998 equaled $8,304,055, $12,140,710 and $14,906,533, respectively. The net asset value per
Unit as of December 31, 2000 was $1,322.54 a decrease in value for fiscal year 2000 of 8.5%; the net asset value per Unit as of December 31, 1999 was $1,445.93, a decrease in value for fiscal year 1999 of 2.3%; and the net asset value per Unit as of December 31, 1998 was $1,479.31, an increase in value for fiscal year 1998 of 1.1%.

     The Partnership lost $890,539 from its currency and financial instrument trading in 2000. Brokerage commissions of $656,725 resulted in a net trading loss of $1,547,264. The Partnership accrued or earned interest income of $517,863 and lost $4,535 on foreign exchange during 2000. The Partnership's gross trading gains of $484,557 from its currency and financial instrument trading in 1999 were offset by brokerage commissions of $1,062,865 for a net trading loss of $578,308. This loss was offset by interest, earned or accrued, of $654,566. The Partnership lost $20,559 on foreign exchange in 1999. The Partnership's gross trading gains of $690,596 from its currency and financial instrument trading in 1998 were offset by brokerage commissions of $1,299,470 for a net trading loss of $608,874. This loss was offset by interest income, earned or accrued, of $886,163. The Partnership lost $44,208 on foreign exchange during 1998.

     The partnership posted a loss for the full year 2000. The trading environment in all market segments was extremely difficult for the first three-quarters of the year, as most markets in all sectors were highly volatile with little or no consistent trends. In the fourth quarter, however, the market environment improved significantly, and four market sectors were profitable, one sector has a zero result for the quarter, and the other sector had only a fractional loss. On balance, interest rate trading was profitable thanks to a strong fourth quarter uptrend in futures prices. Gains from U.S. and German interest rate positions led the way, while losses resulted from trading Japanese and U.K instruments. Dollar currency trading was also profitable due to a fourth quarter rebound. Long dollar positions versus the European currencies and Thai Bhat were the leading gainers for 2000. Cross rates trading of the Euro and Canadian dollar versus the Yen generated losses. Persistent non-directional volatility plagued equity and metals trading. In the equity sector, Hong Kong, Japanese and German futures produced the largest losses. Trading in copper, aluminum, zinc and gold resulted in losses.

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

     The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2000 and 1999. This information has not been audited.

                                4th Quarter      3rd Quarter      2nd Quarter       1st Quarter
                                    2000            2000              2000             2000
                                -----------       ---------       -----------       ---------
Income (Loss):                  $ 1,544,090       $ (43,502)      $(1,089,760)      $(754,530)

Expenses:                           164,591         152,564           193,610         224,451

Net Income (Loss):                1,379,499        (196,066)       (1,283,370)       (978,981)

Net Income (Loss) per Unit           212.55          (31.96)          (180.42)        (123.56)


                                4th Quarter      3rd Quarter      2nd Quarter       1st Quarter
                                    1999            1999              1999             1999
                                -----------       ---------       -----------       ---------
Income (Loss):                  $  (420,937)      $(676,878)      $ 1,780,869         435,510

Expenses:                           250,746         281,566           387,158         300,541

Net Income (Loss):                 (671,683)       (958,444)        1,393,711         134,969

Net Income (Loss) per Unit           (79.52)        (108.96)           143.77           11.33

     There were no extraordinary, unusual or infrequently occurring items recognized in any quarter within the two most recent fiscal years, and the Trust has not disposed of any segments of its business. There have been no year-end adjustments that are material to the results of any fiscal quarter reported above.

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

     The principals and senior officers of Millburn Ridgefield Corporation as of December 31, 2000 are as follows:

     Harvey Beker, age 47. Mr. Beker is Co-Chief Executive Officer and Co-Chairman of Millburn Ridgefield and The Millburn Corporation, and a partner of ShareInVest Research L.P. He received a Bachelor of Arts degree in economics from New York University in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978. During his tenure at Millburn, he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in 1982.

     George E. Crapple, age 56. Mr. Crapple is Co-Chief Executive Officer and a Co-Chairman of Millburn Ridgefield and a Director of The Millburn Corporation and a partner of ShareInVest Research L.P. In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969 he graduated from Harvard Law School, MAGNA CUM LAUDE, where he was a member of the Harvard Law Review. He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law. He was first associated with Millburn Ridgefield in 1976 and joined Millburn Ridgefield Corporation on April 1, 1983 on a full-time basis. Mr. Crapple is a director and member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, immediate past Chairman of the Managed Funds Association, a member of the Technology Advisory Committee of the CFTC and a former member of the Board of Directors and Nominating Committee of the Futures Industry Association.

     Gregg R. Buckbinder, age 42. Mr. Buckbinder is Senior Vice President and Chief Operating Officer of Millburn Ridgefield and The Millburn Corporation. He graduated CUM LAUDE from Pace University in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He joined Millburn in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm's merchant banking and managed account businesses. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from 1985 to 1990 where he was First Vice President and Controller, and from 1983 to 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from 1984 to 1985 as a manager in the tax department and from 1980 to 1983 as a senior auditor, with an emphasis on clients in the financial services business. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

     Mark B. Fitzsimmons, age 53 Mr. Fitzsimmons is a Senior Vice-President of The Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include both marketing and investment strategy. He graduated SUMMA CUM LAUDE from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. He joined The Managing Owner in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm. From 1977 to 1987 he was with Chemical Bank New York Corporation, first as a Senior Economist in Chemical's Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical's Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From 1973 to 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.

     Barry Goodman, age 43. Mr. Goodman is an Executive Vice-President, Director of Trading and Co-Director of Research of The Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include overseeing the firm's trading operation and managing its trading relationships, as well as the design and implementation of trading systems. He graduated MAGNA CUM LAUDE from Harpur College of the State University of New York in 1979 with a B.A. in economics. From 1980 through late 1982 he was a commodity trader for E. F. Hutton & Co., Inc. At Hutton he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. He joined The Managing Owner in 1982 as Assistant Director of Trading.

     Dennis B. Newton, age 49. Mr. Newton is a Senior Vice-President of The Managing Owner and The Millburn Corporation. His primary responsibilities are in administration and marketing. Prior to joining The Managing Owner in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991. Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. from September 1987 to March 1990. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. where he was a member of the senior management team. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

     Grant N. Smith, age 49. Mr. Smith is an Executive Vice-President and Co-Director of Research of The Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology in 1974 and an M.S. degree from M.I.T. in 1975. While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined The Managing Owner in 1975.

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

     (b)  SECURITY OWNERSHIP OF MANAGEMENT

     Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner, which has discretionary authority over the Partnership's trading. The General Partner's general partnership interest was valued at $1,141,446 as of December 31, 2000, approximately 13.75% of the Partnership's total equity, the equivalent of 863.07 Units.

     (c)  CHANGES IN CONTROL

     None.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Item 11. EXECUTIVE COMPENSATION" and "Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." The Partnership allocated to the General Partner, $656,725, $1,062,865 and $1,299,470 in brokerage fees and $0, $77,599 and $0 in profit share for fiscal years 2000, 1999 and 1998, respectively. The General Partner's general partnership interest showed an allocation of gain (loss) of $(7,342), $72,864 and $96,063 in fiscal years 2000, 1999 and 1998, respectively.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS

     The following financial statements are included with the 2000 Report of Independent Accountants, a copy of which is filed herewith as Exhibit 13.01.

                                                                        PAGE
                                                                        ----
     Affirmative of Millburn Ridgefield Corporation                     F-1
     Report of Independent Accountants                                  F-2
     Statements of Financial Condition as of
        December 31, 2000 and 1999                                      F-3
     Statements of Operations for the years ended
        December 31, 2000, 1999 and 1998                                F-4
     Statements of Changes in Partners' Capital for the years
        ended December 31, 2000, 1999 and 1998                          F-5
     Notes to Financial Statements                                      F-6

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

         13.01      2000 Report of Independent Accountants (filed herewith).

     (b)  REPORTS ON FORM 8-K

     No report on Form 8-K was filed by the Partnership during the quarter ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich and State of Connecticut on the 29th day of March, 2001.

                                   THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

                                   By:  Millburn Ridgefield Corporation,
                                                     General Partner

                                   By   /S/  HARVEY BEKER
                                        -----------------------------------
                                             Harvey Beker
                                             Co-CEO


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

                                   TITLE WITH
SIGNATURE                          GENERAL PARTNER                           DATE
---------                          ---------------                           ----

/S/ HARVEY BEKER                   Co-Chief                                  March 29, 2001
----------------------             Executive Officer and Director
Harvey Beker                       (Principal Financial and Accounting
                                   Officer)

/S/ GEORGE E. CRAPPLE              Co-Chief                                  March  29, 2001
----------------------             Executive Officer and Director
George E. Crapple                  (Principal Executive Officer)


     (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation
General Partner of Registrant                                                March 29, 2001

By   /S/ HARVEY BEKER
     ---------------------------
     Harvey Beker
     Co-CEO