Form 10-Q
period 2001-03-31
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 2001-05-15
CIK 890373

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  March 31, 2001
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

             Yes    [X]                                No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $7,544,463.00.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P. INDEX

Part I - Financial Information
Financial Statements:                                          Pages
   Statement of Financial Condition at
      March 31, 2001 and 2000 (unaudited)                        1
   Statements of Operations for the Periods Ended
      March 31, 2001 and 2000 (unaudited)                        2
   Statements of Changes in Partners' Capital for the
      Periods Ended March 31, 2001 and 2000 (unaudited)          3
   Notes to Financial Statements                                 5
Part II - Other Information                                      6

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Financial Condition (UNAUDITED)

                                               31-Mar-01           31-Dec-00
Assets:                                       ------------        ------------
Cash                                               712,123             224,815
Investments in U.S. Treasury bills
 - at value (amortized cost $ 49,548
 and $1,514,953 at March 31, 2001 and
 December 31, 2000)                                 49,548           1,514,953
Investments in U.S. Treasury notes
 - at value (cost $3,430,292 and
 $2,523,281 at March 31, 2001 and
 December 31, 2000)                              3,462,820           2,546,906
Unrealized appreciation on open contracts          929,842             999,019
                                               ------------        ------------
Total equity in trading accounts                 5,154,333           5,285,693

Investments in U.S. Treasury bills
 - at value (amortized cost $1,810,636
 and $1,833,893 at March 31, 2001 and
 December 31, 2000)                              1,810,636           1,833,893
Investments in U.S. Treasury notes
 - at value (cost $1,097,320 and
 $990,625 at March 31, 2001 and
 December 31, 2000)                              1,111,246             998,125
Money market fund                                  136,214             308,615
Accrued interest receivable                         51,973              45,850
                                               ------------        ------------
Total Assets                                  $  8,264,402        $  8,472,176
                                               ============        ============

Liabilities & Partners' Capital:
   Accounts payable and accrued expenses            49,188              51,826
   Redemptions payable to limited partners          50,835              68,207
   Accrued brokerage commissions                    48,565              48,088
                                               ------------        ------------
Total Liabilities                                  148,588             168,121

Partners' Capital:
   General Partner                                 571,351           1,141,446
   Limited Partners (5,121.335 & 5,415.782
   Limited Partnership Units outstanding
   at March 31, 2001 and December 31, 2000)      7,544,463           7,162,609
                                               ------------        ------------
Total Partners' Capital                          8,115,814           8,304,055

                                               ------------        ------------
Total Liabilities and Partners' Capital       $  8,264,402        $  8,472,176
                                               ============        ============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Operations
For the three months ended March 31, 2001 and 2000 (UNAUDITED)

                                                    2001             2000
                                                ------------     ------------
Income:
   Net gains (losses) on trading of futures
    and forward contracts
    Realized gains (losses)                     $   993,716     $   (552,707)
   Change in unrealized appreciation
    (depreciation)                                  (69,177)        (341,855)
                                                ------------     ------------
                                                    924,539         (894,562)

   Less, Brokerage fees                             151,896          210,302
                                                ------------     ------------
      Net realized and unrealized gains
      (losses) on trading of futures
       and forward contracts                        772,643       (1,104,864)

   Net gains(losses) from U.S. Treasury
    obligations:
      Unrealized appreciation(depreciation)          15,329               -
                                                ------------     ------------
      Total net realized and unrealized
       gains(losses)                                787,972       (1,104,864)


   Interest Income                                  105,957          153,003
   Foreign Exchange Gain(Loss)                      (16,281)         (12,971)
                                                ------------     ------------
                                                    877,648         (964,832)

Expenses:
   Administrative                                    19,623           14,149
                                                ------------     ------------
Net Income(Loss)                                $   858,025         (978,981)
                                                ============     ============

Net Income(Loss) allocated to General Partner   $    79,905      $   (76,201)
Net Income(Loss) allocated to Limited Partners  $   778,120      $  (902,780)

Net income(loss) per Limited Partnership
 Unit                                           $    150.60      $   (123.56)

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Partners' Capital
For the three months ended March 31, 2001 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Capital at December 31,
 2000 (5,415.782 Units)               7,162,609      1,141,446      8,304,055
Redemption of (294.447) Units          (396,266)      (650,000)    (1,046,266)
Net Gain(Loss) in Partners' Capital     778,120         79,905        858,025
                                    ------------   -------------   ------------
Partners' Capital at March 31, 2001   7,544,463        571,351      8,115,814
 (5,121.335 Units)                  ============   =============   ============
Net Asset Value per Unit
 at March 31, 2001                     1,473.14
                                    ============

Statements of Partners' Capital
For the three months ended March 31, 2000 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Capital at December 31,
 1999 (7,601.967 Units)              10,991,922      1,148,788     12,140,710
Redemption of (878.953) Units        (1,198,855)            0      (1,198,855)
Net Gain(Loss) in Partners' Capital    (902,780)       (76,201)      (978,981)
                                    ------------   -------------   ------------
Partners' Capital at March 31, 2000   8,890,287        571,351      9,962,874
 (6,723.014 Units)                  ============   =============   ============
Net Asset Value per Unit
 at March 31, 2000                     1,322.37
                                    ============

Net Asset Value per Unit
Changes in net asset value per Unit during the quarters ended March 31, 2001 and 2000 (unaudited) were as follows:

                                          2001          2000
                                      ------------  ------------
Net realized and unrealized gains
 (losses)on futures and forward
  contracts                           $    138.98    $  (141.66)
Interest Income                             17.78         21.83
Foreign exchange gain (loss)                (2.89)        (1.75)
Administrative expense                      (3.27)        (1.98)
                                      ------------  ------------
      Net income (loss) per unit           150.60       (123.56)

Net asset value per Unit,
 beginning of period                     1,322.54      1,445.93
                                      ------------  ------------
Net asset value per Unit,
 end of Period                        $  1,473.14    $ 1,322.37
                                      ============  ============




Financial highlights for the quarter ended March 31, 2001
  Total return: 11.39%
  Ratio of expenses to average net assets: 8.38% (annualized)
  Ratio of net income to average net assets: 41.93% (annualized)


              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 2001 (unaudited) and December 31, 2000 and the results of its operations for the three month period ended March 31, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

ITEM II. OTHER INFORMATION

Management discussion and analysis of the financial statements for the three months ended March 31, 2001.

                          31-Mar-01      31-Dec-00
                        -------------  -------------
        Ending Equity   $   8,115,814  $   8,304,055


Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

The partnership's net assets declined 2.27% in the first quarter of 2001. This decrease was attributable to redemptions of $1,046,266, which was partially offset by net income from operations of $858,025.

Brokerage commissions are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions for the three months ended March 31, 2001 decreased by $58,406, relative to the corresponding period in 2000.

The Fund NAV registered a double-digit advance during the first quarter of 2001. Significant gains from currency trading versus the dollar, from interest rate futures trading, and from trading of stock index futures accounted for all the profits. Meanwhile, metals trading resulted in a fractional loss, and exotic and cross-currency trading had no appreciable impact on performance.

In the dollar currency sector, a long dollar position against the Japanese yen was extremely profitable. Long dollar positions against the Korean won, Thai baht, Singapore dollar and Euro also produced gains. Political uncertainties throughout the Far East and a weakening of the world economy underpinned the dollar, even though U.S. equity markets remained under pressure in the quarter.

Turning to interest rates, a flight out of equities to the safety of government fixed income investments produced solid profits on long positions in short and medium term interest rate futures contracts. That this flight to safety was widespread is evidenced by gains from positions in U.S., European, and Japanese investments.

Turning to equities, short futures positions in U.S., German, and Hong Kong stock indices were profitable. Meanwhile, a short Japanese stock index position produced a fractional loss.
Gold futures prices were volatile during the quarter, and a short position was a small loser.

PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds - None
ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits - None
        (b) Reports on Form 8-K - None

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of April, 2001.

   THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanis                      April 30, 2001
          Tod A. Tanis
          Vice-President