Form 10-Q
period 2001-06-30
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 2001-08-15
CIK 890373

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  June 30, 2001
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

             Yes    [X]                                No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $6,207,134.00.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P. INDEX

Part I - Financial Information
Financial Statements:                                          Pages
   Statements of Financial Condition at
      June 30, 2001 and 2000 (unaudited)                         1
   Statements of Operations for the Periods Ended
      June 30, 2001 and 2000 (unaudited)                         2
   Condensed Schedule of Investments at
      June 30, 2001 (unaudited)                                  4
   Statements of Changes in Partners' Capital for the
      Periods Ended June 30, 2001 and 2000 (unaudited)           5
   Changes in Net Asset Value per Unit (unaudited)               6
   Notes to Financial Statements (unaudited)                     8
Part II - Other Information                                     10

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Financial Condition (UNAUDITED)

                                               30-Jun-01           31-Dec-00
Assets:                                       ------------        ------------
Cash                                          $    638,402        $    224,815
Investments in U.S. Treasury bills
 - at value (amortized cost $ 0
 and $1,514,953 at June 30, 2001 and
 December 31, 2000)                                    0             1,514,953
Investments in U.S. Treasury notes
 - at value (cost $3,756,707 and
 $2,523,281 at June 30, 2001 and
 December 31, 2000)                              3,759,606           2,546,906
Unrealized appreciation/(depreciation)
 on open contracts                                 (77,728)            999,019
                                               ------------        ------------
Total equity in trading accounts                 4,320,280           5,285,693

Investments in U.S. Treasury bills
 - at value (amortized cost $0
 and $1,833,893 at June 30, 2001 and
 December 31, 2000)                                    0             1,833,893
Investments in U.S. Treasury notes
 - at value (cost $2,050,069 and
 $990,625 at June 30, 2001 and
 December 31, 2000)                              2,060,344             998,125
Money market fund                                  551,889             308,615
Accrued interest receivable                         68,095              45,850
                                               ------------        ------------
Total Assets                                  $  7,000,608        $  8,472,176
                                               ============        ============
Liabilities & Partners' Capital:
   Accounts payable and accrued expenses      $     36,833        $     51,826
   Redemptions payable to limited partners         178,264              68,207
   Accrued brokerage commissions                    41,024              48,088
                                               ------------        ------------
Total Liabilities                                  256,121             168,121

Partners' Capital:
   General Partner                                 537,353           1,141,446
   Limited Partners (4,573.801 & 5,415.782
   Limited Partnership Units outstanding
   at June 30, 2001 and December 31, 2000,
   respectively)                                 6,207,134           7,162,609
                                               ------------        ------------
Total Partners' Capital                          6,744,487           8,304,055

                                               ------------        ------------
Total Liabilities and Partners' Capital       $  7,000,608        $  8,472,176
                                               ============        ============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Operations
For the three months ended June 30, 2001 and 2000 (UNAUDITED)

                                                    2001             2000
                                                ------------     ------------
Income:
   Net gains (losses) on trading of futures
    and forward contracts
    Realized gains (losses)                     $   471,706     $   (806,582)
   Change in unrealized appreciation
    (depreciation)                               (1,007,571)        (426,370)
                                                ------------     ------------
                                                   (535,865)      (1,232,952)

   Less, Brokerage fees                             140,936          164,953
                                                ------------     ------------
      Net realized and unrealized gains
      (losses) on trading of futures
       and forward contracts                       (676,801)      (1,397,905)

   Net gains(losses) from U.S. Treasury
    obligations:
      Realized gains (losses)                        19,688              0
      Unrealized appreciation(depreciation)         (33,280)             0
                                                ------------     ------------
      Total net realized and unrealized
       gains(losses)                               (690,393)      (1,397,905)


   Interest Income                                   95,111          146,025
   Foreign Exchange Gain(Loss)                        4,308           (2,833)
                                                ------------     ------------
                                                   (590,974)      (1,254,713)

Expenses:
   Administrative                                    19,622           28,657
                                                ------------     ------------
Net Income(Loss)                                $  (610,596)     $(1,283,370)
                                                ============     ============

Net Income(Loss) allocated to General Partner   $   (33,998)     $  (126,966)
Net Income(Loss) allocated to Limited Partners  $  (576,598)     $(1,156,404)

Net income(loss) per Limited Partnership
 Unit                                           $   (116.03)     $   (180.42)

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Operations
For the six months ended June 30, 2001 and 2000 (UNAUDITED)

                                                    2001             2000
                                                ------------     ------------
Income:
   Net gains (losses) on trading of futures
    and forward contracts
    Realized gains (losses)                     $ 1,465,421     $ (1,349,082)
   Change in unrealized appreciation
    (depreciation)                               (1,076,747)        (780,608)
                                                ------------     ------------
                                                    388,674       (2,129,690)

   Less, Brokerage fees                             292,831          375,256
                                                ------------     ------------
      Net realized and unrealized gains
      (losses) on trading of futures
       and forward contracts                         95,843       (2,504,946)

   Net gains(losses) from U.S. Treasury
    obligations:
      Realized gains (losses)                        19,688              0
      Unrealized appreciation(depreciation)         (17,951)             0
                                                ------------     ------------
      Total net realized and unrealized
       gains(losses)                                 97,580       (2,504,946)


   Interest Income                                  201,067          296,257
   Foreign Exchange Gain(Loss)                      (11,973)         (10,856)
                                                ------------     ------------
                                                    286,674       (2,219,545)

Expenses:
   Administrative                                    39,245           42,806
                                                ------------     ------------
Net Income(Loss)                                $   247,429      $(2,262,351)
                                                ============     ============

Net Income(Loss) allocated to General Partner   $    45,907      $  (203,167)
Net Income(Loss) allocated to Limited Partners  $   201,522      $(2,059,184)

Net income(loss) per Limited Partnership
 Unit                                           $     34.57      $   (303.98)

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Condensed Schedule of Investments at June 30, 2001 (UNAUDITED)

                                    Unrealized as a         Net Unrealized
                                    % of Net Assets   Appreciation/(Depreciation)
                                    ---------------   ---------------------------
   Futures Contracts Purchased           -0.45%
      Interest Rates                                  $        (39,047)
      Metals                                                     2,780
      Stock Indices                                              6,134
                                                      ---------------------------
   Total Futures Contracts Purchased                           (30,133)

          Futures Contracts Sold         -0.11%
      Interest Rates                                             1,939
      Metals                                                       456
      Stock Indices                                            (10,324)
                                                      ---------------------------
   Total Futures Contracts Sold                                 (7,929)


   Total Forward Contracts Purchased     -0.23%                (15,423)

   Total Forward Contracts Sold          -0.36%                (24,243)
                                                      ---------------------------
   Total Investments                                  $        (77,728)
                                                      ===========================

                                        Total         Percent of Unrealized
   Country Composition                Unrealized       to Total Unrealized
                                    ---------------   ----------------------

   Canada                           $      (3,663)              4.71%
   European Union                         (23,920)             30.77%
   Great Britain                          (42,576)             54.78%
   Hong Kong                              (10,324)             13.28%
   Japan                                    2,525              -3.25%
   Norway                                   3,569              -4.59%
   Thailand                                   288              -0.37%
   USA                                     (3,627)              4.67%
                                    ---------------   ----------------------
   Total                            $     (77,728)            100.00%
                                    ===============   ======================

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statement of Partners' Capital
For the three months ended June 30, 2001 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Capital at March 31,
 2001 (5,121.335 Units)               7,544,463        571,351      8,115,814
Redemption of (547.534) Units          (760,731)           0         (760,731)
Net Gain(Loss) in Partners' Capital    (576,598)       (33,998)      (610,596)
                                    ------------   -------------   ------------
Partners' Capital at June 30, 2001    6,207,134        537,353      6,744,487
 (4,573.801 Units)                  ============   =============   ============
Net Asset Value per Unit
 at June 30, 2001                     1,357.11
                                    ============

Statement of Partners' Capital
For the six months ended June 30, 2000 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Capital at December 31,
 2000 (5,415.782 Units)               7,162,609      1,141,446      8,304,055
Redemption of (841.981) Units        (1,156,997)      (650,000)    (1,806,997)
Net Gain(Loss) in Partners' Capital     201,522         45,907        247,429
                                    ------------   -------------   ------------
Partners' Capital at June 30, 2001    6,207,134        537,353      6,744,487
 (4,573.801 Units)                  ============   =============   ============
Net Asset Value per Unit
 at June 30, 2001                     1,357.11
                                    ============

Net Asset Value per Unit

Changes in net asset value per Unit during the three months ended
June 30, 2001 and 2000 (unaudited) were as follows:

                                          2001          2000
                                      ------------  ------------
Net realized and unrealized gains
 (losses)on futures and forward
  contracts                           $   (131.11)    $ (196.77)
Interest Income                             18.02         21.06
Foreign exchange gain (loss)                 0.78         (0.40)
Administrative expense                      (3.72)        (4.31)
                                      ------------  ------------
      Net income (loss) per unit          (116.03)      (180.42)

Net asset value per Unit,
 beginning of period                     1,473.14      1,322.37
                                      ------------  ------------
Net asset value per Unit,
 end of Period                        $  1,357.11    $ 1,141.95
                                      ============  ============

Financial highlights for the quarter ended June 30, 2001

  Total return: -7.88%
  Ratio of expenses to average net assets: 9.07% (annualized)
  Ratio of net income to average net assets: -34.50% (annualized)


              See accompanying notes to financial statements.

Net Asset Value per Unit

Changes in net asset value per Unit during the six months ended
June 30, 2001 and 2000 (unaudited) were as follows:

                                          2001          2000
                                      ------------  ------------
Net realized and unrealized gains
 (losses)on futures and forward
  contracts                           $      7.89    $  (338.43)
Interest Income                             35.79         42.89
Foreign exchange gain (loss)                (2.11)        (2.15)
Administrative expense                      (7.00)        (6.29)
                                      ------------  ------------
      Net income (loss) per unit            34.57       (303.98)

Net asset value per Unit,
 beginning of period                     1,322.54      1,445.93
                                      ------------  ------------
Net asset value per Unit,
 end of Period                        $  1,357.11    $ 1,141.95
                                      ============  ============

Financial highlights for the six months ended June 30, 2001

  Total return: 2.61%
  Ratio of expenses to average net assets: 8.61% (annualized)
  Ratio of net income to average net assets: 6.42% (annualized)


              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 2001 (unaudited) and December 31, 2000 and the results of its operations for the three month and six month period ended
June 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

ITEM II. OTHER INFORMATION

Management discussion and analysis of the financial statements for the three months ended June 30, 2001.

                          30-Jun-01      31-Mar-01
                        -------------  -------------
        Ending Equity   $   6,744,487  $   8,115,814

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

The partnership's net assets declined 16.90% in the second quarter of 2001. This decrease was attributable to redemptions of $760,731 and a net loss of $610,596.

Brokerage commissions are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions for the three months ended June 30, 2001 decreased by $24,017, relative to the corresponding period in 2000.

The Fund NAV declined in the second quarter of 2001. There were losses from trading interest rate futures, foreign exchange, stock index futures, and metals futures.

US interest rate futures were highly volatile during the quarter, following the long downtrend in interest rates that had persisted since the later stages of 2000. Hence, losses were registered from trading US 5 and 10-year notes and 30-year bonds. This interest rate volatility extended into the European sphere as well, and brought with it losses from trading German 5-year notes. Elsewhere in interest rates futures, eurodollar and Japanese government bond trading were fractionally profitable, while British gilt trading was somewhat negative.

In the currency markets, the downtrend in the yen at first reversed, and then was followed by a period of increased instability. Consequently, sizable losses were recorded trading the dollar/yen, euro/yen, and sterling/yen. Smaller losses were suffered in trading the Canadian, Korean, and Thai units against the dollar. Meanwhile, there were significant gains posted shorting the euro and Swiss franc versus the US dollar, and also from shorting the euro against the British pound and Norwegian krone.

Stock index futures displayed nondirectional volatility throughout the quarter and money was lost trading German, Hong Kong, US, and Japanese indices.

Finally, metals trading posted a fractional loss for the period.

PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds - None
ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits - None
        (b) Reports on Form 8-K - None

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of July, 2001.

   THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanis                      July 30, 2001
          Tod A. Tanis
          Vice-President