Form 10-Q
period 2001-09-30
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 2001-11-15
CIK 890373

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  September 30, 2001
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

             Yes    [X]                                No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $6,403,043.00.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P. INDEX
Part I - Financial Information
Financial Statements:                                          Pages
   Statements of Financial Condition at
      September 30, 2001 and December 31, 2000 (unaudited)       1
   Statements of Operations for the Periods Ended
      September 30, 2001 and 2000 (unaudited)                    2
   Condensed Schedule of Investments at
      September 30, 2001 (unaudited)                             4
   Statements of Changes in Partners' Capital for the
      Periods Ended September 30, 2001 (unaudited)               5
   Changes in Net Asset Value per Unit for the periods ended
      September 30, 2001 and 2000 (unaudited)                    6
   Notes to Financial Statements (unaudited)                     8
Part II - Other Information                                     10

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.
Statements of Financial Condition (UNAUDITED)

                                               30-Sep-01           31-Dec-00
Assets:                                       ------------        ------------
Cash                                          $    273,347        $    224,815
Investments in U.S. Treasury bills
 - at value (amortized cost $ 0
 and $1,514,953 at Sep. 30, 2001 and
 Dec. 31, 2000)                                        0             1,514,953
Investments in U.S. Treasury notes
 - at value (cost $4,970,115 and $2,523,281
 at Sep. 30, 2001 and Dec. 31, 2000)             4,960,244           2,546,906
Unrealized appreciation/(depreciation)
 on open contracts                                 (36,732)            999,019
                                               ------------        ------------
Total equity in trading accounts                 5,196,859           5,285,693

Investments in U.S. Treasury bills
 - at value (amortized cost $0 and
 $1,833,893 at Sep. 30, 2001 and
 Dec. 31, 2000)                                        0             1,833,893
Investments in U.S. Treasury notes
 - at value (cost $1,161,909 and
 $990,625 at Sep. 30, 2001 and
 Dec. 31, 2000)                                  1,161,222             998,125
Money market fund                                  784,617             308,615
Accrued interest receivable                         79,624              45,850
                                               ------------        ------------
Total Assets                                  $  7,222,322        $  8,472,176
                                               ============        ============
Liabilities & Partners' Capital:
   Due to broker                              $    127,435        $        0
   Accounts payable and accrued expenses            50,908              51,826
   Redemptions payable to limited partners          27,650              68,207
   Accrued brokerage commissions                    41,617              48,088
                                               ------------        ------------
Total Liabilities                                  247,610             168,121

Partners' Capital:
   General Partner                                 571,669           1,141,446
   Limited Partners (4,527.683 & 5,415.782
   Limited Partnership Units outstanding
   at Sep. 30, 2001 and Dec. 31, 2000,
   respectively)                                 6,403,043           7,162,609
                                               ------------        ------------
Total Partners' Capital                          6,974,712           8,304,055

                                               ------------        ------------
Total Liabilities and Partners' Capital       $  7,222,322        $  8,472,176
                                               ============        ============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Operations
For the three months ended September 30, 2001 and 2000 (UNAUDITED)

                                                    2001             2000
                                                ------------     ------------
Income:
   Net gains (losses) on trading of futures
    and forward contracts
    Realized gains (losses)                     $   319,616     $   (327,290)
   Change in unrealized appreciation
    (depreciation)                                   40,996          171,479
                                                ------------     ------------
                                                    360,612         (155,811)

   Less, Brokerage fees                             130,011          139,366
                                                ------------     ------------
      Net realized and unrealized gains
      (losses) on trading of futures
       and forward contracts                        230,601         (295,177)

   Net gains(losses) from U.S. Treasury
    obligations:
      Realized gains (losses)                        15,614              0
      Unrealized appreciation(depreciation)         (23,732)             0
                                                ------------     ------------
      Total net realized and unrealized
       gains(losses)                                222,483         (295,177)


   Interest Income                                   94,615          111,684
   Foreign Exchange Gain(Loss)                       (3,663)             625
                                                ------------     ------------
                                                    313,435         (182,868)

Expenses:
   Administrative                                    19,624           13,198
                                                ------------     ------------
Net Income(Loss)                                $   293,811      $  (196,066)
                                                ============     ============

Net Income(Loss) allocated to General Partner   $    34,316      $    (7,429)
Net Income(Loss) allocated to Limited Partners  $   259,495      $  (188,637)

Net income(loss) per Limited Partnership
 Unit                                           $     57.09      $    (31.96)

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statements of Operations
For the nine months ended September 30, 2001 and 2000 (UNAUDITED)

                                                    2001             2000
                                                ------------     ------------
Income:
   Net gains (losses) on trading of futures
    and forward contracts
    Realized gains (losses)                     $ 1,785,038     $ (1,676,372)
   Change in unrealized appreciation
    (depreciation)                               (1,035,751)        (609,129)
                                                ------------     ------------
                                                    749,287       (2,285,501)

   Less, Brokerage fees                             422,842          514,622
                                                ------------     ------------
      Net realized and unrealized gains
      (losses) on trading of futures
       and forward contracts                        326,445       (2,800,123)

   Net gains(losses) from U.S. Treasury
    obligations:
      Realized gains (losses)                        35,301              0
      Unrealized appreciation(depreciation)         (41,683)             0
                                                ------------     ------------
      Total net realized and unrealized
       gains(losses)                                320,063       (2,800,123)


   Interest Income                                  295,683          407,941
   Foreign Exchange Gain(Loss)                      (15,637)         (10,232)
                                                ------------     ------------
                                                    600,109       (2,402,414)

Expenses:
   Administrative                                    58,868           56,003
                                                ------------     ------------
Net Income(Loss)                                $   541,241      $(2,458,417)
                                                ============     ============

Net Income(Loss) allocated to General Partner   $    80,223      $  (210,416)
Net Income(Loss) allocated to Limited Partners  $   461,018      $(2,248,001)

Net income(loss) per Limited Partnership
 Unit                                           $     91.66      $   (335.94)

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Condensed Schedule of Investments at September 30, 2001 (UNAUDITED)

                                    Unrealized as a         Net Unrealized
                                    % of Net Assets   Appreciation/(Depreciation)
                                    ---------------   ---------------------------
   Futures Contracts Purchased            4.27%
      Interest Rates                                  $        269,403
      Metals                                                    28,370
                                                      ---------------------------
   Total Futures Contracts Purchased                           297,773

          Futures Contracts Sold          0.01%
      Interest Rates                                              (501)
      Metals                                                    32,113
      Stock Indices                                            (31,024)
                                                      ---------------------------
   Total Futures Contracts Sold                                    588


   Total Forward Contracts Purchased     -4.79%               (334,327)

   Total Forward Contracts Sold          -0.01%                   (766)
                                                      ---------------------------
   Total Investments                                  $        (36,732)
                                                      ===========================

                                        Total              Percent of Unrealized
                                      Unrealized            to Total Unrealized
   Currency Composition       Appreciation/(Depreciation)
                              ---------------------------  ----------------------

   Euro                             $    (237,466)               646.48%
   British Pound                          (47,478)               129.26%
   Hong Kong Dollar                       (30,163)                82.12%
   Japanese Yen                           (71,966)               195.92%
   Swiss Franc                             24,612                -67.00%
   U.S. Dollar                            325,729               -886.78%
                                    ---------------         ----------------------
   Total                            $     (36,732)               100.00%
                                    ===============         ======================

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statement of Partners' Capital
For the three months ended September 30, 2001 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Capital at June 30,
 2001 (4,573.801 Units)               6,207,134       537,353       6,744,487
Redemption of (46.118) Units            (63,586)           0          (63,586)
Net Gain(Loss) in Partners' Capital     259,495        34,316         293,811
                                    ------------   -------------   ------------
Partners' Capital at September 30,    6,403,043       571,669       6,974,712
 2001 (4,527.683 Units)             ============   =============   ============
Net Asset Value per Unit
 at September 30, 2001                 1,414.20
                                    ============

Statement of Partners' Capital
For the nine months ended September 30, 2001 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Capital at December 31,
 2000 (5,415.782 Units)               7,162,609      1,141,446      8,304,055
Redemption of (888.099) Units        (1,220,584)      (650,000)    (1,870,584)
Net Gain(Loss) in Partners' Capital     461,018         80,223        541,241
                                    ------------   -------------   ------------
Partners' Capital at September 30,    6,403,043        571,669      6,974,712
 2001 (4,527.683 Units)             ============   =============   ============
Net Asset Value per Unit
 at September 30, 2001                 1,414.20
                                    ============

Net Asset Value per Unit

Changes in net asset value per Unit during the three months ended
September 30, 2001 and 2000 (unaudited) were as follows:

                                          2001          2000
                                      ------------  ------------
Net realized and unrealized gains
 (losses)on futures and forward
  contracts                           $     42.70    $   (46.57)
Interest Income                             19.09         16.46
Foreign exchange gain (loss)                (0.74)         0.09
Administrative expense                      (3.96)        (1.94)
                                      ------------  ------------
      Net income (loss) per unit            57.09        (31.96)

Net asset value per Unit,
 beginning of period                     1,357.11      1,141.95
                                      ------------  ------------
Net asset value per Unit,
 end of Period                        $  1,414.20    $ 1,109.99
                                      ============  ============

Financial highlights for the quarter ended September 30, 2001 (UNAUDITED):

  Total return: 4.21%
  Ratio of expenses to average net assets: 8.81% (annualized)
  Ratio of net income to average net assets: 17.31% (annualized)


              See accompanying notes to financial statements.

Net Asset Value per Unit

Changes in net asset value per Unit during the nine months ended
September 30, 2001 and 2000 (unaudited) were as follows:

                                          2001          2000
                                      ------------  ------------
Net realized and unrealized gains
 (losses)on futures and forward
  contracts                           $     50.58    $  (382.09)
Interest Income                             54.88         54.92
Foreign exchange gain (loss)                (2.85)        (1.21)
Administrative expense                     (10.95)        (7.56)
                                      ------------  ------------
      Net income (loss) per unit            91.66       (335.94)

Net asset value per Unit,
 beginning of period                     1,322.54      1,445.93
                                      ------------  ------------
Net asset value per Unit,
 end of Period                        $  1,414.20    $ 1,109.99
                                      ============  ============

Financial highlights for the nine months ended September 30, 2001 (UNAUDITED):

  Total return: 6.93%
  Ratio of expenses to average net assets: 8.64% (annualized)
  Ratio of net income to average net assets: 9.71% (annualized)


              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 2001 (unaudited) and December 31, 2000 and the results of its operations for the three month and nine month periods ended September 30, 2001 and 2000. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

ITEM II. OTHER INFORMATION

Management discussion and analysis of the financial statements for the three months ended September 30, 2001.

                          30-Sep-01      30-Jun-01
                        -------------  -------------
        Ending Equity   $   6,974,712  $   6,744,487

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

The partnership's net assets increased 3.41% in the third quarter of 2001. This increase was attributable to a net gain of $293,811, which was partially offset by redemptions of $63,586.

Brokerage commissions are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions for the three months ended September 30, 2001 decreased by $9,355, relative to the corresponding period in 2000.

The fund NAV gained during the third quarter. Trading of interest rate, stock index, and metals futures was profitable, while currency trading was unprofitable.

As economic activity continued to decelerate in the third quarter, Central Banks worldwide eased their monetary policies. Furthermore, in the wake of the September 11th terrorist attacks in the US, there was a pronounced flight to "safer" investments that included government fixed income
securities, particularly those with shorter maturity.   Consequently,
long futures positions in US bonds, notes and eurodollars were very profitable. A long position in the 5-year German note future also produced a gain. On the other hand, trading of Japanese and British interest rate futures generated losses on both long and short positions.

Global equity markets were weak prior to September 11th, and dropped substantially further afterward. Hence, short positions in the German DAX, Hong Kong Hang Seng, Japanese Topix and NASDAQ 100 indices were highly profitable this quarter.

Weakening industrial activity during the 3Q led to a significant gain from a short aluminum position, while the flight to safety produced a sizable gain on a long gold position in September.

On the other hand, currency trading was not profitable during the July-September period. Exchange rates were volatile in broad ranges as market participants were buffeted to and fro by the deteriorating economic environment, the differing economic policy responses of different countries, and the aftershock of the September 11th attacks. Hence, there were losses on both long and short dollar positions against the euro, yen, Korean won and Thai baht. A long Swiss franc/short US dollar position did register a gain.

Non-dollar cross currency trading was also unprofitable. Both long and short euro positions versus the pound sterling and Norwegian krone, as well as both long and short pound sterling positions versus the yen were unprofitable.

PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds - None
ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits - None
        (b) Reports on Form 8-K - None

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of October, 2001.

   THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanis                      October 30, 2001
          Tod A. Tanis
          Vice-President