Form 10-K405
period 2001-12-31
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 2002-03-29
CIK 890373

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the Fiscal Year Ended: December 31, 2001

                                       or

              / / Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission File Number: 33-50388

                    THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                  06-1346879
        -------------                            ----------------
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

                  Yes    X                  No
                      ------                    ------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 28, 2001: $5,785,000.

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

          Millburn Ridgefield Corporation (the "General Partner"), a Delaware corporation, is the general partner and the commodity trading advisor for the Partnership. The General Partner invested $125,000 in the Partnership at the outset of trading and subsequently contributed an additional $316,183. After reflecting a net gain of $80,405 and a redemption of $650,000 in 2001; this investment totaled $571,851, as of December 31, 2001.

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

          (c) NARRATIVE DESCRIPTION OF BUSINESS

          The Partnership engages in the speculative trading of currency futures, forward contracts and related options. The Partnership's sole trading advisor is the General Partner. The General Partner trades the Partnership's assets primarily in currency markets, trading primarily forward contracts in the interbank market. Pursuant to the Limited Partnership Agreement, the General Partner receives a flat rate monthly brokerage fee equal to 0.6875 of 1% of the Net Assets (an 8.25% annual rate), which is reduced to 0.52 of 1% of Net Assets (a 6.25% annual rate) for Units issued to Limited Partners who invest $1,000,000 or more in the Partnership. The General Partner also receives a profit share equal to 17.5% of any new trading profit, determined as of the end of each calendar quarter. The quarterly profit share is calculated after deducting interest income and brokerage fees.

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

          (b) HOLDERS. As of December 31, 2001, there were 394 holders of Units.

          (c) DIVIDENDS. No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

          (d) RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES.

          Not applicable.

Item 6.   SELECTED FINANCIAL DATA

         The following is a summary of operations for fiscal year 2001, 2000, 1999, 1998 and 1997 and total assets of the Partnership at December 31, 2001, 2000, 1999, 1998 and 1997. The Partnership commenced trading operations on January 7, 1993.

                                                  For the Year    For the Year     For the Year    For the Year   For the Year
                                                 Ended 12/31/2001 Ended 12/31/2000 Ended 12/31/99  Ended 12/31/98 Ended 12/31/97
                                                 ---------------- ---------------- --------------  -------------- --------------
Revenue:
   Total net realized and unrealized
   gains (losses)*                                $    670,927     $   (861,565)   $    463,998    $    646,388   $  3,250,477
   Interest Income                                     357,563          517,863         654,566         886,163      1,066,041

Expenses:
   Profit share                                              -                -          77,599               -        336,456
   Administrative expenses                              61,696           78,491          79,547          86,250         98,335
   Brokerage commissions                               553,083          656,725       1,062,865       1,299,470      1,566,165

Net income (loss)                                 $    413,711     $ (1,078,918)   $   (101,477)   $    146,831   $  2,315,562
                                                  ------------     ------------    ------------    ------------   ------------
Total assets                                      $  6,788,036     $  8,472,176    $ 12,502,524    $ 15,445,407   $ 19,008,327
                                                  ------------     ------------    ------------    ------------   ------------
Total limited partners' capital                   $  5,953,784     $  7,162,609    $ 10,991,922    $ 13,830,609   $ 17,586,032
                                                  ------------     ------------    ------------    ------------   ------------
Net asset value per Unit                          $   1,385.67     $   1,322.54    $   1,445.93    $   1,479.31   $   1,463.50
                                                  ------------     ------------    ------------    ------------   ------------
Increase (decrease) in net asset                  $      63.13     $    (123.39)   $     (33.38)   $      15.81   $     151.09
                                                  ------------     ------------    ------------    ------------   ------------
value per Unit

*From trading futures and forward
 contracts, foreign exchange transactions and translations and U.S. Treasury obligations

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

          LIQUIDITY

          The Partnership's assets are either held in cash or are invested by the General Partner in United States Treasury bills or "customer segregated funds accounts." To the extent deposited as margin with currency dealers or futures brokers, the Partnership's assets are subject to the General Partner's ability to close out its currency futures or forward contracts positions. During its operations through December 31, 2001, the Partnership experienced no meaningful periods of illiquidify in any of the markets traded by the Partnership.

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

          RESULTS OF OPERATIONS

          Operating results show a profit for the fiscal years ended December 31, 2001, 2000 and 1999.

          Total Partnership capital as of December 31, 2001, 2000 and 1999 equaled $6,525,635, $8,304,055 and $12,140,710, respectively. The Net asset value of a Unit as of December 31, 2001 was $1,385.67, an increase in value for fiscal year 2001 of 4.77%; the net asset value per Unit as of December 31, 2000 was $1,322.54 a decrease in value for fiscal year 2000 of 8.5%; and the net asset value per Unit as of December 31, 1999 was $1,445.93, a decrease in value for fiscal year 1999 of 2.3%.

          For 2001, the Partnership's total administrative and brokerage commission expenses of $614,779 were partially offset by interest income of $357,563. Total net realized and unrealized gains of $670,927 from its currency and financial instrument trading, foreign exchange transactions and U.S. Treasury obligations resulted in net income for the year 2001 of $413,711. For 2000, the Partnership's total administrative and brokerage commission expenses of $735,216 were partially offset by interest income of $517,863. Total net realized and unrealized losses of $861,565 from its currency and financial instrument trading, foreign exchange transactions and U.S. Treasury obligations resulted in a net loss for the year 2000 of $1,078,918. For 1999, the Partnership's total administrative and brokerage commission expenses of $1,142,412 were partially offset by interest income of $654,566. Total net realized and unrealized gains of $463,998 from its currency and financial instrument trading and foreign exchange transactions resulted in a net loss for the year 1999 of $23,848.

          The Partnership was profitable for the full year 2001. Trading in interest rate futures, dollar currency positions, and stock index futures was profitable. On the other hand, non-dollar cross currency trading produced a loss, while metals trading had no appreciable impact on performance. A long position in short-term eurodollar interest rates futures that persisted throughout the year was highly profitable in response to the continuous easing of monetary policy by the Federal Reserve. A long position in 10-year German bond futures was also profitable for most of 2001. These gains were partially offset by losses sustained trading with both long and short positions in Japanese government bond futures which were volatile without trend. In currency trading, a long U.S. dollar position against the Japanese yen was very profitable and, to a lesser extent, so was a long dollar position relative to the Singapore dollar. Meanwhile, trading of the dollar/euro exchange rate generated a loss. Also, trading the euro versus the British pound and Norwegian krona produced losses. Short German and Japanese stock index futures positions were quite profitable during the past year. In addition, both long and short positions in Hong Kong equity index futures were profitable. Finally, in metals, losses registered in trading of gold futures were essentially offset by gains from trading aluminum, copper and zinc futures.

          The Partnership posted a loss for the full year 2000. The trading environment in all market segments was extremely difficult for the first three-quarters of the year, as most markets in all sectors were highly volatile with little or no consistent trends. In the fourth quarter, however, the market environment improved significantly, and four market sectors were profitable, one sector had a zero result for the quarter, and the other sector had only a fractional loss. On balance, interest rate trading was profitable thanks to a strong fourth quarter uptrend in futures prices. Gains from U.S. and German interest rate positions led the way, while losses resulted from trading Japanese and U.K. instruments. Dollar currency trading was also profitable due to a fourth quarter rebound. Long dollar positions versus the European currencies and Thai Bhat were the leading gainers for 2000. Cross rates trading of the Euro and Canadian dollar versus the Yen generated losses. Persistent non-directional volatility plagued equity and metals trading. In the equity sector, Hong Kong, Japanese and German futures produced the largest losses. Trading in copper, aluminum, zinc and gold resulted in losses.

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

          The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2001 and 2000. This information has not been audited.

                                   4th Quarter    3rd Quarter    2nd Quarter    1st Quarter
                                      2001           2001           2001           2001
                                   --------------------------------------------------------
Income (Loss):                     $     5,539    $   443,444    $  (450,037)   $ 1,029,544
Expenses:                              133,068        149,633        160,559        171,519
                                                                                -----------
Net Income (Loss):                    (127,529)       293,811       (610,596)       858,025
                                   -----------    -----------    -----------    -----------
Net Income (Loss) per Unit              (28.53)         57.09        (116.03)        150.60
                                   -----------    -----------    -----------    -----------
                                   4th Quarter    3rd Quarter    2nd Quarter    1st Quarter
                                       2000           2000           2000           2000
                                   -----------    -----------    -----------    -----------
Income (Loss):                     $ 1,401,942    $  (182,868)   $(1,089,760)   $  (754,530)
                                   -----------    -----------    -----------    -----------
Expenses:                               22,488         13,198        193,610        224,451
Net Income (Loss):                   1,379,454       (196,066)    (1,283,370)      (978,981)
                                   -----------    -----------    -----------    -----------
Net Income (Loss) per Unit              212.55         (31.96)       (180.42)       (123.56)
                                   -----------    -----------    -----------    -----------

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

          The principals and senior officers of Millburn Ridgefield Corporation as of December 31, 2001 are as follows:

          Harvey Beker, age 48. Mr. Beker is Co-Chief Executive Officer and Co-Chairman of Millburn Ridgefield and The Millburn Corporation, and a partner of ShareInVest Research L.P. He received a Bachelor of Arts degree in economics from New York University in 1974 and a Master of Business Administration degree in finance from NYU in 1975. From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies. From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis. Mr. Beker has been employed by The Millburn Corporation since June 1978. During his tenure at Millburn, he has been instrumental in the development of the research, trading and operations areas. Mr. Beker became a principal of the firm in 1982.

          George E. Crapple, age 57. Mr. Crapple is Co-Chief Executive Officer and a Co-Chairman of Millburn Ridgefield and a Director of The Millburn Corporation and a partner of ShareInVest Research L.P. In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa. In 1969 he graduated from Harvard Law School, MAGNA CUM LAUDE, where he was a member of the Harvard Law Review. He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law. He was first associated with Millburn Ridgefield in 1976 and joined Millburn Ridgefield Corporation on April 1, 1983 on a full-time basis. Mr. Crapple is a director and member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association, and a member of the Technology Advisory Committee of the CFTC.

          Gregg R. Buckbinder, age 43. Mr. Buckbinder is Senior Vice President and Chief Operating Officer of Millburn Ridgefield and The Millburn Corporation. He graduated CUM LAUDE from Pace University in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988. He joined Millburn in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm's merchant banking and managed account businesses. Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from 1985 to 1990 where he was First Vice President and Controller, and from 1983 to 1984 where he designed and implemented various operations and accounting systems. He was with the public accounting firm of Ernst & Whinney from 1984 to 1985 as a manager in the tax department and from 1980 to 1983 as a senior auditor, with an emphasis on clients in the financial services business. He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

          Mark B. Fitzsimmons, age 54. Mr. Fitzsimmons is a Senior Vice-President of The Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include both marketing and investment strategy. He graduated SUMMA CUM LAUDE from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics. His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973. He joined The Managing Owner in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm. From 1977 to 1987 he was with Chemical Bank New York Corporation, first as a Senior Economist in Chemical's Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical's Corporate Trading Group. While at Chemical he also traded both foreign exchange and fixed income products. From 1973 to 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.

          Barry Goodman, age 44. Mr. Goodman is an Executive Vice-President, Director of Trading and Co-Director of Research of The Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P. His responsibilities include overseeing the firm's trading operation and managing its trading relationships, as well as the design and implementation of trading systems. He graduated MAGNA CUM LAUDE from Harpur College of the State University of New York in 1979 with a B.A. in economics. From 1980 through late 1982 he was a commodity trader for E. F. Hutton & Co., Inc. At Hutton he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets. He joined The Managing Owner in 1982 as Assistant Director of Trading.

          Dennis B. Newton, age 50. Mr. Newton is a Senior Vice-President of The Managing Owner and The Millburn Corporation. His primary responsibilities are in administration and marketing. Prior to joining The Managing Owner in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991. Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with

Prudential-Bache Securities Inc. from September 1987 to March 1990. Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. where he was a member of the senior management team. Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

          Grant N. Smith, age 50. Mr. Smith is an Executive Vice-President and Co-Director of Research of The Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P. He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm. He received a B.S. degree from the Massachusetts Institute of Technology in 1974 and an M.S. degree from M.I.T. in 1975. While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management. He joined The Managing Owner in 1975.

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

          (b) SECURITY OWNERSHIP OF MANAGEMENT

          Under the terms of the Limited Partnership Agreement, the Partnership's affairs are managed by the General Partner, which has discretionary authority over the Partnership's trading. The General Partner's general partnership interest was valued at $571,851 as of December 31, 2001, approximately 8.76% of the Partnership's total equity, the equivalent of 412.69 Units.

          (c) CHANGES IN CONTROL

          None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          See "Item 11. EXECUTIVE COMPENSATION" and "Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT." The Partnership allocated to the General Partner, $553,083, $656,725 and $1,062,865 in brokerage fees and $0, $0 and $77,599 in profit share for fiscal years 2001, 2000 and 1999, respectively. The General Partner's general partnership interest showed an allocation of gain
(loss) of $80,405, $(7,342) and $72,864 in fiscal years 2001, 2000 and 1999, respectively.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

          (a)(1) FINANCIAL STATEMENTS

          The following financial statements are included with the 2001 Report of Independent Accountants, a copy of which is filed herewith as
          Exhibit 13.01.

                                                                                          PAGE
                                                                                          ----
                 Affirmative of Millburn Ridgefield Corporation                             1
                 Report of Independent Accountants                                          2
                 Statements of Financial Condition as of
                    December 31, 2001 and 2000                                              3
                 Statements of Operations for the years ended
                    December 31, 2001, 2000 and 1999                                        4
                 Statements of Changes in Partners' Capital for the years
                    ended December 31, 2001, 2000 and 1999                                  5
                 Condensed Schedule of Investments
                    at December 31, 2001                                                    6
                 Financial Highlights for the years ended
                    December 31, 2001, 2000 and 1999                                        8
                 Notes to Financial Statements                                              9

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

                     10.02          Form of Customer Agreement and Forward Dealer Agreement among the Partnership, the General
                                    Partner and the Selling Agent.

                     10.03          Form of Customer Agreement and Forward Dealer Agreement among the Partnership, the General
                                    Partner and Morgan Stanley & Co. Incorporated

                     10.04          Form of Customer Agreement and Forward Dealer Agreement among the Partnership, the General
                                    Partner and AIG Trading Corp.

                     10.05          Escrow Agreement between the Partnership and Chemical Bank, N.A.

          The above exhibits are INCORPORATED HEREIN BY REFERENCE FROM
Amendment No.1 to the REGISTRATION STATEMENT (File No. 33-50388) filed on
October 30, 1992 ON FORM S-1 under the Securities act of 1933.


                     13.01          2001 Report of Independent Accountants (filed herewith).

          (b) REPORTS ON FORM 8-K

          No report on Form 8-K was filed by the Partnership during the quarter ended December 31, 2001.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Greenwich and State of Connecticut on the 28th day of March, 2002.

                                       THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

                                       By: Millburn Ridgefield Corporation,
                                                        General Partner

                                       By /s/ Harvey Beker
                                          ---------------------------------
                                               Harvey Beker
                                                Co-CEO

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

                         Title with
Signature                General Partner                       Date
                         ---------------                       ----
/s/ Harvey Beker         Co-Chief                              March 28, 2002
-----------------
Harvey Beker             Executive Officer and Director
                         (Principal Financial and Accounting
                         Officer)

/s/ George E. Crapple    Co-Chief                              March 28, 2002
---------------------
George E. Crapple        Executive Officer and Director
                         (Principal Executive Officer)

          (Being the principal executive officer, the principal financial and accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation
General Partner of Registrant                                    March 28, 2002

By  /s/ Harvey Beker
   ---------------------------
    Harvey Beker
    Co-CEO
                                       12