Form 10-Q
period 2002-03-31
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 2002-05-15
CIK 890373

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  March 31, 2002
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

             Yes    [X]                                No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $5,488,369.00.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P. INDEX
Part I - Financial Information
Financial Statements:                                          Pages
   Statements of Financial Condition at
      March 31, 2002 and December 31, 2001 (unaudited)          1
   Statements of Operations for the Three Months
      Ended March 31, 2002 and 2001 (unaudited)                 2
   Condensed Schedule of Investments at
      March 31, 2002 (unaudited)                                3-4
   Statements of Changes in Partners' Capital for the
      Three Months Ended March 31, 2002 and 2001 (unaudited)    5
   Financial Highlights for the Three Months Ended
      March 31, 2002 and 2001 (unaudited)                       6
   Notes to Financial Statements (unaudited)                    7-8
Part II - Other Information                                     9

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.
Statements of Financial Condition (UNAUDITED)

                                               31-Mar-02           31-Dec-01
Assets:                                       ------------        ------------
Cash                                          $    380,616        $    106,743
Cash denominated in foreign currencies
(cost $35,669 and $21,308 at March 31,2002
and December 31, 2001)                              31,968              20,159
Investments in U.S. Treasury notes
 - at value (amortized cost $1,683,443 and
 $1,459,586 at Mar. 31, 2002 and Dec. 31, 2001)  1,683,375           1,468,056
Unrealized appreciation/(depreciation)
 on open contracts                                (179,000)            258,196
                                               ------------        ------------
Total equity in trading accounts                 1,916,959           1,853,154

Investments in U.S. Treasury notes
 - at value (amortized cost $4,027,065
 and $4,495,022 at March 31, 2002 and
 Dec. 31, 2001)                                  4,027,138           4,503,659
Money market fund                                   68,982             335,147
Accrued interest receivable                         82,717              96,076
                                               ------------        ------------
Total Assets                                  $  6,095,796        $  6,788,036
                                               ============        ============
Liabilities & Partners' Capital:
   Accrued expenses                           $     21,736        $     42,416
   Redemptions payable to limited partners           2,491             179,639
   Accrued brokerage commissions                    35,663              40,346
                                               ------------        ------------
Total Liabilities                                   59,890             262,401

Partners' Capital:
   General Partner                                 547,537             571,851
   Limited Partners (4,223.195 & 4,296.678
   Limited Partnership Units outstanding
   at March 31, 2002 and Dec. 31, 2001,
   respectively)                                 5,488,369           5,953,784
                                               ------------        ------------
Total Partners' Capital                          6,035,906           6,525,635

                                               ------------        ------------
Total Liabilities and Partners' Capital       $  6,095,796        $  6,788,036
                                               ============        ============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.
Statements of Operations
For the three months ended March 31, 2002 and 2001 (UNAUDITED)

                                                Mar 31, 2002     Mar 31, 2001
                                                ------------     ------------
Investment income
   Interest income                              $   37,362      $    105,957
Expenses
   Administrative expenses                           6,221            19,623
   Brokerage commissions                           120,232           151,896
                                                ------------     ------------
      Total expenses                               126,453           171,519
                                                ------------     ------------
      Total investment loss                        (89,091)          (65,562)
                                                ------------     ------------
Realized and unrealized gains (losses)
   Net gains(losses) on trading of futures
    and forward contracts
      Net realized gains (losses) on closed
       positions:
         Futures and forward contracts              157,651          993,716
                                                ------------     ------------
         Net realized gains (losses on
          closed positions                          157,651          993,716
                                                ------------     ------------
  Net change in unrealized appreciation
   (depreciation)
      Futures and forward contracts                (437,196)         (69,177)
      Foreign exchange translation                   (2,552)         (16,281)
                                                ------------     ------------
         Net change in unrealized
         appreciation (depreciation)               (439,748)         (85,458)
                                                ------------     ------------
         Net realized and unrealized gains
         (losses) on trading of futures and
         forward contracts and foreign
         exchange translation                      (282,097)         908,258
                                                ------------     ------------
   Net gains (losses) from U.S. Treasury
   obligations
      Net change in unrealized appreciation
      (depreciation)                                (17,102)          15,329
                                                ------------     ------------
         Net gains (losses) from U.S.
         Treasury obligations                       (17,102)          15,329
                                                ------------     ------------
         Total net realized and unrealized
         gains (losses)                            (299,199)         923,587
                                                ------------     ------------
         Net income (loss)                      $  (388,290)     $   858,025
                                                ------------     ------------
         Net income (loss) per unit of
         beneficial interest                    $    (86.09)     $    150.60
                                                ------------     ------------

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Condensed Schedule of Investments at March 31, 2002 (UNAUDITED)

                                    Net Unrealized
                                    Appreciation/
                                    (Depreciation)    Net Unrealized
                                  as a percentage of  Appreciation/
  Futures and Forward Contracts    Partners' Capital  (Depreciation)
  -----------------------------   ------------------  ---------------
   Futures Contracts Purchased            0.18%
      Interest Rates                                  $    23,436
      Metals                                               (3,141)
      Stock indices                                        (9,405)
                                                      ---------------
         Total Futures Contracts Purchased                 10,890
                                                      ---------------

   Futures Contracts Sold                 1.91%
      Interest Rates                                      115,791
      Stock Indices                                          (490)
                                                      ---------------
   Total Futures Contracts Sold                           115,301
                                                      ---------------
   Total investment in futures contracts  2.09%           126,191
                                                      ---------------
   Total Forward Contracts Purchased     -2.47%          (148,860)
                                                      ---------------
   Forward Contracts Sold                -2.59%          (156,331)
                                                      ---------------
      Total investment in forward
      contracts                          -5.06%          (305,191)
                                                      ---------------
   Total Investments in futures and
   forward contracts                     -2.97%       $  (179,000)
                                                      ===============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

                                                    Value as a %
                                                    of Partners'
Face Amount Investments in U.S. Treasury Notes        Capital      Value
----------- ----------------------------------      ------------ ------------
            Government - United States                  94.61%
$1,730,000   U.S. Treasury notes, 6.50%, 5/31/2002               $ 1,742,975
 2,510,000   U.S. Treasury notes, 6.375%, 8/15/2002                2,550,788
   970,000   U.S. Treasury notes, 5.75%, 10/31/2002                  989,400
   420,000   U.S. Treasury notes, 4.375%, 2/28/2003                  427,350
                                                                  -----------
                  Total investments in U.S. Treasury
                  notes (amortized cost $5,710,508)     94.61%    $ 5,710,513
                                                                  -----------

                                   Percent of      Net Unrealized
   Currency Composition -        Unrealized to     Appreciation/
   Futures & Forward Contracts  Total Unrealized   (Depreciation)
                                -----------------  ---------------
   British Pound                   - 0.50%         $       902
   Euro                            -46.58%              83,376
   Hong Kong Dollar                - 1.82%               3,263
   Japanese Yen                     13.47%             (24,108)
   Norwegian krona                   0.23%                (410)
   U.S. Dollar                     135.20%            (242,023)
                                -----------------   --------------
      Total                        100.00%          $ (179,000)
                                =================   ==============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statement of Partners' Capital
For the three months ended March 31, 2001 (UNAUDITED)

                                        Limited        General
                                        Partners       Partner         Total
                                      ------------   ------------   ------------
Partners' Capital at December 31,
 2000 (5,415.782 Units)                 7,162,609      1,141,446      8,304,055
Redemption of (294.447) Units            (396,266)      (650,000)    (1,046,266)
Net Income(Loss) in Partners' Capital     778,120         79,905        858,025
                                      ------------   -------------   ------------
Partners' Capital at March 31,
 2001 (5,121.335 Units)                 7,544,463        571,351      8,115,814
                                      ============   =============   ============
Net Asset Value per Unit
 at March 31, 2001                       1,473.14
                                      ============

Statement of Partners' Capital
For the three months ended March 31, 2002 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Capital at December 31,
 2001 (4,296.678 Units)               5,953,784        571,851      6,525,635
Redemption of (73.483) Units           (101,439)            0        (101,439)
Net Gain(Loss) in Partners' Capital    (363,976)       (24,314)      (388,290)
                                    ------------   -------------   ------------
Partners' Capital at March 31,        5,488,369        547,537      6,035,906
 2002 (4,223.195 Units)             ============   =============   ============
Net Asset Value per Unit
 at March 31, 2002                     1,299.58
                                    ============

              See accompanying notes to financial statements.

Financial Highlights (Unaudited)

Per unit operating performance for the three months ended
March 31, 2002 and 2001 (unaudited) were as follows:

                                      March 31, 2002  March 31, 2001
                                      --------------  --------------
Net income (loss) from operations:
  Net investment loss                 $     (21.54)   $      (9.91)
  Net realized and unrealized
  gains (losses) on trading of
  futures and forward contracts             (60.54)         157.25
  Net gains (losses) from U.S.
  Treasury obligations                       (4.01)           3.26
                                      --------------  --------------
      Net income (loss) per unit            (86.09)         150.60

Net asset value per Unit,
 beginning of period                       1,385.67       1,322.54
                                      --------------  --------------
Net asset value per Unit,
 end of Period                        $    1,299.58   $   1,473.14
                                      ==============  ==============

Financial highlights for the three months ended
March 31, 2002 (UNAUDITED):

  Total return:                                       -6.21%
  Ratio of expenses to average net assets:             8.68% (annualized)
  Ratio of net investment loss to average net assets: -6.33% (annualized)


              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 2002 (unaudited) and December 31, 2001 and the results of its operations for the three month periods ended March 31, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

ITEM II. OTHER INFORMATION

Management discussion and analysis of the financial statements for the three months ended March 31, 2002.

                          31-Mar-02      31-Dec-01
                        -------------  -------------
        Ending Equity   $   6,035,906  $   6,525,635

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

The partnership's net assets declined 7.50% in the first quarter of 2002. This decrease was attributable to redemptions of $101,439, and a net loss from operations of $388,290.

Brokerage commissions are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions for the three months ended March 31, 2002 decreased by $31,664, relative to the corresponding period in 2001.

Losses from trading dollar cross rates, non-dollar cross rates, and stock index futures accounted for all of the loss. Meanwhile, trading of international interest rate futures provided a fractional gain, while metals trading had no appreciable impact on the quarterly results.

Uncertainties, which seemed to abound throughout the world, jostled the financial markets to and fro during the quarter. Accounting uncertainties, concern about future profit growth, questions about the direction of monetary and interest rate policies worldwide, Middle East turmoil and its possible impact on energy markets, all combined to cloud trading and investment decisions.

Long dollar positions against the other major currencies were very profitable at the start of 2002. As the quarter advanced, however, the US unit reversed direction and then settled into volatile ranges compared to most other currencies. Consequently, dollar currency trading produced losses during the last two months of the quarter that far outdistanced the earlier gains. At the same time, nondollar cross rate trading generated fractional losses in each month of the quarter.

Stock index futures trading was also range-bound and volatile throughout the period. As positions whipsawed from long to short to long again, losses were widespread in five of the six contracts traded for Germany, Hong Kong, Japan, and the U.S.

Results in interest rate trading were mixed and produced a fractional gain for the first quarter. Short positions in German five and ten year futures were profitable, as were both a short and later a long position in the Japanese government bond. On the other hand, a long Eurodollar futures position lost money, and both short and long positions in US five and ten-year notes also generated losses.

Trading of metals futures was also mixed. The gain from a long gold position was offset by the loss from trading aluminum.

PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds - None
ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits - None
        (b) Reports on Form 8-K - None

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 30th day of April, 2002.

   THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner


   By  /s/ Tod A. Tanis                      April 30, 2002
          Tod A. Tanis
          Vice-President