Form 10-Q
period 2002-06-30
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 2002-08-13
CIK 890373

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  June 30, 2002
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

             Yes    [X]                                No    [ ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: $6,009,436.00.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P. INDEX
Part I - Financial Information
Financial Statements:                                          Pages
   Statements of Financial Condition at
      June 30, 2002 and December 31, 2001 (unaudited)          1
   Statements of Operations for the Three Months
      Ended June 30, 2002 and 2001 (unaudited)                 2
   Statements of Operations for the Six Months
      Ended June 30, 2002 and 2001 (unaudited)                 3
   Condensed Schedule of Investments at
      June 30, 2002 (unaudited)                                4-5
   Statements of Changes in Partners' Capital for the
      Three Months Ended June 30, 2002 and 2001 (unaudited)    6
   Statements of Changes in Partners' Capital for the
      Six Months Ended June 30, 2002 and 2001 (unaudited)      7
   Financial Highlights for the Three Months Ended
      June 30, 2002 and 2001 (unaudited)                       8
   Financial Highlights for the Six Months Ended
      June 30, 2002 and 2001 (unaudited)                       9
   Notes to Financial Statements (unaudited)                  10-12
Part II - Other Information                                   13

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.
Statements of Financial Condition (UNAUDITED)

                                               30-Jun-02           31-Dec-01
Assets:                                       ------------        ------------
Cash                                          $    140,791        $    106,743
Cash denominated in foreign currencies
(cost $0,000 and $21,308 at June 30,2002
and December 31, 2001)                                  0               20,159
Investments in U.S. Treasury notes
 - at value (amortized cost $1,939,248 and
 $1,459,586 at June 30, 2002 and Dec. 31, 2001)  1,940,912           1,468,056
Unrealized appreciation/(depreciation)
 on open contracts                                 902,588             258,196
                                               ------------        ------------
Total equity in trading accounts                 2,984,291           1,853,154

Investments in U.S. Treasury notes
 - at value (amortized cost $3,245,846
 and $4,495,022 at June 30, 2002 and
 Dec. 31, 2001)                                  3,247,663           4,503,659
Money market fund                                  877,340             335,147
Accrued interest receivable                         86,377              96,076
                                               ------------        ------------
Total Assets                                  $  7,195,671        $  6,788,036
                                               ============        ============
Liabilities & Partners' Capital:
   Due to broker                              $    152,503        $         0
   Due to General Partner                          350,000                  0
   Accrued expenses                                  8,097              42,416
   Redemptions payable to limited partners         298,750             179,639
   Accrued brokerage commissions                    41,639              40,346
                                               ------------        ------------
Total Liabilities                                  850,989             262,401

Partners' Capital:
   General Partner                                 335,246             571,851
   Limited Partners (3,772.130 & 4,296.678
   Limited Partnership Units outstanding
   at June 30, 2002 and Dec. 31, 2001,
   respectively)                                 6,009,436           5,953,784
                                               ------------        ------------
Total Partners' Capital                          6,344,682           6,525,635

                                               ------------        ------------
Total Liabilities and Partners' Capital       $  7,195,671        $  6,788,036
                                               ============        ============

Net Asset Value per Limited Partnership Unit  $   1,593.12        $   1,473.14

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.
Statements of Operations
For the three months ended June 30, 2002 and 2001 (UNAUDITED)

                                                 Jun 30, 2002     Jun 30, 2001
                                                 ------------     ------------
Investment income
   Interest income                               $   32,074      $     95,111
Expenses
   Administrative expenses                            6,218            19,622
   Brokerage commissions                            119,730           140,936
                                                 ------------     ------------
      Total expenses                                125,948           160,558
                                                 ------------     ------------
      Total investment loss                         (93,874)          (65,447)
                                                 ------------     ------------
Realized and unrealized gains (losses)
  Net gains(losses) on trading of futures
   and forward contracts
     Net realized gains (losses) on closed positions:
       Futures and forward contracts                307,675           471,706
       Foreign exchange transactions                     0                 0
                                                 ------------     ------------
         Net realized gains (losses on
          closed positions                          307,675           471,706
                                                 ------------     ------------
  Net change in unrealized appreciation
   (depreciation)
      Futures and forward contracts               1,081,588        (1,007,571)
      Foreign exchange translation                    2,864             4,308
                                                ------------      ------------
         Net change in unrealized
         appreciation (depreciation)              1,084,452        (1,003,263)
                                                ------------      ------------
         Net realized and unrealized gains
         (losses) on trading of futures and
         forward contracts and foreign
         exchange translation                     1,392,127          (531,557)
                                                ------------      ------------
   Net gains (losses) from U.S. Treasury obligations
      Net realized gains                                 0             19,688
      Net change in unrealized appreciation
      (depreciation)                                  3,477           (33,280)
                                                ------------      ------------
         Net gains (losses) from U.S.
         Treasury obligations                         3,477           (13,592)
                                                ------------      ------------
         Total net realized and unrealized
         gains (losses)                           1,395,604          (545,149)
                                                ------------      ------------
         Net income (loss)                      $ 1,301,730       $  (610,596)
                                                ------------      ------------
         Net income (loss) per unit of
         beneficial interest                    $    293.54       $   (116.03)
                                                ------------      ------------

              See accompanying notes to financial statements.
THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.
Statements of Operations
For the six months ended June 30, 2002 and 2001 (UNAUDITED)

                                                  Jun 30, 2002     Jun 30, 2001
                                                  ------------     ------------
Investment income
   Interest income                                $    69,436      $   201,067
Expenses
   Administrative expenses                             12,439           39,245
   Brokerage commissions                              239,962          292,831
                                                  ------------     ------------
      Total expenses                                  252,401          332,076
                                                  ------------     ------------
      Total investment loss                          (182,965)        (131,009)
                                                  ------------     ------------
Realized and unrealized gains (losses)
  Net gains(losses) on trading of futures
   and forward contracts
     Net realized gains (losses) on closed
      positions:
        Futures and forward contracts                 465,327        1,465,421
        Foreign exchange transactions                      0                0
                                                  ------------     ------------
        Net realized gains (losses on
         closed positions                             465,327        1,465,421
                                                  ------------     ------------
  Net change in unrealized appreciation (depreciation)
     Futures and forward contracts                    644,392       (1,076,747)
     Foreign exchange translation                         312          (11,973)
                                                  ------------     ------------
        Net change in unrealized
         appreciation (depreciation)                  644,704       (1,088,720)
                                                  ------------     ------------
        Net realized and unrealized gains
         (losses) on trading of futures and
         forward contracts and foreign
         exchange translation                       1,110,031          376,701
                                                  ------------     ------------
   Net gains (losses) from U.S. Treasury obligations
     Net realized gains                                    0            19,688
     Net change in unrealized appreciation
      (depreciation)                                  (13,626)         (17,951)
                                                  ------------     ------------
        Net gains (losses) from U.S.
        Treasury obligations                          (13,626)           1,737
                                                  ------------     ------------
        Total net realized and unrealized
         gains (losses)                             1,096,405          378,438
                                                  ------------     ------------
        Net income (loss)                         $   913,440      $   247,429
                                                  ------------     ------------
        Net income (loss) per unit of
         beneficial interest                      $    207.45      $     34.57
                                                  ------------     ------------

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Condensed Schedule of Investments at June 30, 2002 (UNAUDITED)

                                    Net Unrealized
                                    Appreciation/
                                    (Depreciation)    Net Unrealized
                                  as a percentage of  Appreciation/
  Futures and Forward Contracts    Partners' Capital  (Depreciation)
  -----------------------------   ------------------  ---------------
   Futures Contracts Purchased            5.67%
      Interest Rates                                   $    361,505
      Metals                                                 (1,805)
                                                      ---------------
         Total Futures Contracts Purchased                  359,700
                                                      ---------------

   Futures Contracts Sold                 0.36%
      Metals                                                (21,243)
      Stock Indices                                          44,395
                                                      ---------------
   Total Futures Contracts Sold                              23,152
                                                      ---------------
   Total investment in futures contracts  6.03%             382,852
                                                      ---------------
   Total Forward Contracts Purchased      8.10%             514,159
                                                      ---------------
   Forward Contracts Sold                 0.09%               5,577
                                                      ---------------
      Total investment in forward
      contracts                           8.19%             519,736
                                                      ---------------
   Total Investments in futures and
   forward contracts                     14.22%        $    902,588
                                                      ===============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

                                                    Value as a %
                                                    of Partners'
Face Amount Investments in U.S. Treasury Notes        Capital      Value
----------- ----------------------------------      ------------ ------------
            Government - United States                  81.78%
$2,060,000   U.S. Treasury notes, 6.375%, 8/15/2002                2,071,588
 1,810,000   U.S. Treasury notes, 5.75%, 10/31/2002                1,833,756
 1,260,000   U.S. Treasury notes, 4.625%, 2/28/2003                1,283,231
                                                                  -----------
                  Total investments in U.S. Treasury
                  notes (amortized cost $5,185,094)     81.78%    $5,188,575
                                                                  -----------

                                   Percent of      Net Unrealized
   Currency Composition -        Unrealized to     Appreciation/
   Futures & Forward Contracts  Total Unrealized   (Depreciation)
                                -----------------  ---------------
   British Pound                     1.81%         $    16,326
   Euro                             15.15%             136,786
   Hong Kong Dollar                  0.24%               2,154
   Japanese Yen                      5.62%              50,727
   Norwegian krona                   0.62%               5,577
   U.S. Dollar                      76.56%             691,018
                                -----------------   --------------
      Total                        100.00%          $  902,588
                                =================   ==============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statement of Partners' Capital
For the three months ended June 30, 2002 (UNAUDITED)

                                        Limited        General
                                        Partners       Partner         Total
                                      ------------   ------------   ------------
Partners' Capital at March 31,
 2002 (4,223.195 Units)               5,488,369        547,537      6,035,906
Redemption of (451.065) Units          (642,954)      (350,000)      (992,954)
Net Income(Loss)                      1,164,021        137,709      1,301,730
                                    ------------   -------------   ------------
Partners' Capital at June 30,         6,009,436        335,246      6,344,682
 2002 (3,772.130 Units)             ============   =============   ============
Net Asset Value per Unit
 at June 30, 2002                      1,593.12
                                      ============

Statement of Partners' Capital
For the three months ended June 30, 2001 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Capital at March 31,
 2001 (5,121.335 Units)               7,544,463        571,351      8,115,814
Redemption of (547.534) Units          (760,731)            0        (760,731)
Net Income(Loss)                       (576,598)       (33,998)      (610,596)
                                    ------------   -------------   ------------
Partners' Capital at June 30,         6,207,134        537,353      6,744,487
 2001 (4,573.801 Units)             ============   =============   ============
Net Asset Value per Unit
 at June 30, 2001                      1,357.11
                                    ============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Statement of Partners' Capital
For the six months ended June 30, 2002 (UNAUDITED)

                                        Limited        General
                                        Partners       Partner         Total
                                      ------------   ------------   ------------
Partners' Capital at December 31,
 2001 (4,296.678 Units)                 5,953,784        571,851      6,525,635
Redemption of (524.548) Units            (744,393)      (350,000)    (1,094,393)
Net Income(Loss)                          800,045        113,395        913,440
                                      ------------   -------------   ------------
Partners' Capital at June 30,
 2002 (3,772.130 Units)                 6,009,436        335,246      6,344,682
                                      ============   =============   ============
Net Asset Value per Unit
 at June 30, 2002                        1,593.12
                                      ============

Statement of Partners' Capital
For the six months ended June 30, 2001 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Capital at December 31,
 2000 (5,415.782 Units)               7,162,609      1,141,446      8,304,055
Redemption of (841.981) Units        (1,156,997)      (650,000)    (1,806,997)
Net Income(Loss)                        201,522         45,907        247,429
                                    ------------   -------------   ------------
Partners' Capital at June 30,         6,207,134        537,353      6,744,487
 2001 (4,573.801 Units)             ============   =============   ============
Net Asset Value per Unit
 at June 30, 2001                      1,357.11
                                    ============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Financial Highlights (Unaudited)

Per unit operating performance for the three months ended
June 30, 2002 and 2001 (unaudited) were as follows:

                                      June 30, 2002  June 30, 2001
                                      --------------  --------------
Net income (loss) from operations:
  Net investment loss                 $     (23.67)   $     (14.46)
  Net realized and unrealized
  gains (losses) on trading of
  futures and forward contracts             316.47          (94.49)
  Net gains (losses) from U.S.
  Treasury obligations                        0.74           (7.08)
                                      --------------  --------------
      Net income (loss) per unit            293.54         (116.03)

Net asset value per Unit,
 beginning of period                      1,299.58        1,473.14
                                      --------------  --------------
Net asset value per Unit,
 end of Period                        $   1,593.12   $    1,357.11
                                      ==============  ==============

Total return and ratios for the three months ended
June 30, 2002 (UNAUDITED):

  Total return:                                       22.59%
  Ratio of expenses to average net assets:             9.03% (annualized)
  Ratio of net investment loss to average net assets: -6.94% (annualized)


              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

Financial Highlights (Unaudited)

Per unit operating performance for the six months ended
June 30, 2002 and 2001 (unaudited) were as follows:

                                      June 30, 2002  June 30, 2001
                                      --------------  --------------
Net income (loss) from operations:
  Net investment loss                 $     (45.21)   $     (24.37)
  Net realized and unrealized
  gains (losses) on trading of
  futures and forward contracts             255.93           62.76
  Net gains (losses) from U.S.
  Treasury obligations                       (3.27)          (3.82)
                                      --------------  --------------
      Net income (loss) per unit            207.45           34.57

Net asset value per Unit,
 beginning of period                      1,385.67        1,322.54
                                      --------------  --------------
Net asset value per Unit,
 end of Period                        $   1,593.12   $    1,357.11
                                      ==============  ==============

Total return and ratios for the six months ended
June 30, 2002 (UNAUDITED):

  Total return:                                       14.97%
  Ratio of expenses to average net assets:             8.83% (annualized)
  Ratio of net investment loss to average net assets: -6.61% (annualized)


              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 2002 (unaudited) and December 31, 2001 and the results of its operations for the three month and six month periods ended June 30, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to "Item 1," Financial Statements" The information contained therein is essential to, and should be read in conjunction with, the following analysis.

OPERATIONAL OVERVIEW

Due to the nature of the Partnership's business, its results of operations depend on the General Partner's ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital markets. the General Partner's trading methods are confidential, so that substantially the only information that can be furnished regarding the Partnership's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Partnership, and its past performance is not necessarily indicate of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Partnership's results. The General Partner believes that there are certain market conditions, for example, markets with strong price trends, in which the Partnership has a better likelihood of being profitable than in others.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership does not intend to raise any additional capital because it is a closed-end fund and cannot sell any more Units unless it undertakes a new public offering, which would require another registration with the
Securities and Exchange Commission.   The Partnership does not engage in
borrowing.

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

The Partnership's assets are either held in cash or are invested by the General Partner in United States Treasury bills. To the extent deposited as margin with currency dealers or futures brokers, the Partnership's assets are subject to the General Partner's ability to close out its currency futures or forward contracts positions. The Partnership could be prevented from promptly liquidating unfavorable positions, thereby subjecting the Partnership to substantial losses which could exceed the margin initially committed to such trades.
In addition, the Partnership may not be able to execute forward contract trades at favorable prices if little trading in the contracts it holds is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's trading operations, the Partnership's assets are highly liquid and are expected to remain so. During its operations for the three-month period ended June 30, 2002, the Partnership experienced no meaningful periods of illiquidify in any of the markets traded by the Partnership.

RESULTS OF OPERATIONS

                          30-Jun-02      31-Mar-02
                        -------------  -------------
        Ending Equity   $   6,344,682  $   6,035,906

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

The Partnership's net assets increased 5.12% in the second quarter of 2002. This increase was attributable to a net income from operations of $1,301,730, which was partially offset by redemptions of $992,954.

Brokerage commissions are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions for the three months ended June 30, 2002 equaled $119,730, a decrease of $21,206 relative to the corresponding period in 2001.

The Partnership's net asset value per unit registered a strong double-digit advance in the quarter, increasing by 22.59%. Trading in currencies interest rates and stock indices accounted for all of the gain. Metals trading, on the other hand was generally unprofitable, although gold trading was somewhat profitable.

As the U.S. dollar declined broadly during the quarter, short dollar positions relative to the euro, yen, Swiss franc, Korean won, and Singapore dollar were all profitable. Non-dollar cross rate trading was also fractionally profitable. Not even frequent foreign exchange market intervention by the Bank of Japan-assisted late in the quarter by the Fed and ECB, could halt the dollar's slide.

In addition, Long positions in U.S. dollar-based short-term and long-term government fixed income futures were profitable, and by the end of the period, long positions in European and Japanese fixed income futures were also showing profits. Short stock-index futures positions were profitable as well. Trading of German, Hong Kong, and Japanese stock futures were all profitable.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.  The Partnership is a small business issuer.


PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds - None
ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits -

		99(a) - Certification of Chief Executive Officer
		99(b) - Certification of Chief Financial Officer

        (b) Reports on Form 8-K - None

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 8th day of August, 2002.

   THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner

Date: August 8, 2002
                             /s/Tod A. Tanis
                                Tod A. Tanis
                                Vice-President
                                (principal accounting officer)

Exhibit 99(a)

CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE


	I, George E. Crapple, the Co-Chief Executive Officer of Millburn Ridgefield Corporation, the General Partner of The Millburn Global Opportunity Fund L.P. (the "Partnership") certify that (i) the Quarterly Report of the Partnership on Form 10Q for the period ending June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date: August 8, 2002
                              /s/George E. Crapple
                                 George E. Crapple
                                 Co-Chief Executive Officer

Exhibit 99(b)

CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE


	I, Gregg R. Buckbinder, the Chief Operating Officer and Chief Financial Officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn Global Opportunity Fund L.P. (the "Partnership") certify that (i) the Quarterly Report of the Partnership on Form 10Q for the period ending June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.



Date: August 8, 2002
                                /s/Gregg R. Buckbinder
                                   Gregg R. Buckbinder
                                   Chief Operating Officer
                                   Chief Financial Officer