Form 10-Q
period 2002-09-30
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 2002-11-15
CIK 890373

FORM 10-Q
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  September 30, 2002
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

             Yes    [X]                                No    [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

          Yes    [ ]                                      No    [X]

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P. INDEX
Part I - Financial Information
Financial Statements:                                            Pages
   Statements of Financial Condition at
      September 30, 2002 and December 31, 2001 (unaudited)         1
   Statements of Operations for the Three Months
      Ended September 30, 2002 and 2001 (unaudited)                2-3
   Statements of Operations for the nine Months
      Ended September 30, 2002 and 2001 (unaudited)                4-5
   Condensed Schedule of Investments at
      September 30, 2002 (unaudited)                               6-7
   Statements of Changes in Partners' Capital for the
      Three Months Ended September 30, 2002 and 2001 (unaudited)   8
   Statements of Changes in Partners' Capital for the
      nine Months Ended September 30, 2002 and 2001 (unaudited)    9
   Financial Highlights for the Three Months Ended
      September 30, 2002 and 2001 (unaudited)                     10
   Financial Highlights for the nine Months Ended
      September 30, 2002 and 2001 (unaudited)                     11
   Notes to Financial Statements (unaudited)                      12-14
Part II - Other Information                                       15-21

PART I. FINANCIAL INFORMATION                                          Page 1
ITEM I. FINANCIAL STATEMENTS
THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.
Statements of Financial Condition (UNAUDITED)

                                                30-Sep-02           31-Dec-01
Assets:                                       -------------       -------------
Cash                                          $    266,958        $    106,743
Cash denominated in foreign currencies
(cost $0,000 and $21,308 at September 30,2002
and December 31, 2001)                                  0               20,159
Investments in U.S. Treasury notes
 - at value (amortized cost $1,324,244 and
 $1,459,586 at September 30, 2002 and
 Dec. 31, 2001)                                  1,325,781           1,468,056
Unrealized appreciation/(depreciation)
 on open contracts                                 366,172             258,196
                                              -------------       -------------
Total equity in trading accounts                 1,958,911           1,853,154

Investments in U.S. Treasury notes
 - at value (amortized cost $4,401,356
 and $4,495,022 at September 30, 2002 and
 Dec. 31, 2001)                                  4,403,194           4,503,659
Money market fund                                  424,830             335,147
Accrued interest receivable                         85,193              96,076
                                              -------------       -------------
Total Assets                                  $  6,872,128        $  6,788,036
                                              =============       =============
Liabilities & Partners' Capital:
   Due to broker                              $    156,222        $         0
   Accrued expenses                                    202              42,416
   Redemptions payable to limited partners         415,467             179,639
   Incentive fee payable                             4,620                  0
   Accrued brokerage commissions                    41,672              40,346
                                              -------------       -------------
Total Liabilities                                  618,183             262,401

Partners' Capital:
   General Partner                                 388,357             571,851
   Limited Partners (3,247.165 & 4,296.678
   Limited Partnership Units outstanding
   at September 30, 2002 and Dec. 31, 2001,
   respectively)                                 5,865,588           5,953,784
                                              -------------       -------------
Total Partners' Capital                          6,253,945           6,525,635

                                              -------------       -------------
Total Liabilities and Partners' Capital       $  6,872,128        $  6,788,036
                                              =============       =============

Net Asset Value per Unit                      $   1,806.37        $   1,385.67
                                              =============       =============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 2
Statements of Operations
For the three months ended September 30, 2002 and 2001 (UNAUDITED)

                                                 Sep 30, 2002     Sep 30, 2001
                                                 ------------     ------------
Investment income
   Interest income                               $   28,319      $     94,615
                                                 ------------     ------------
Expenses
   Administrative expenses                            6,218            19,624
   Brokerage commissions                            130,033           130,011
                                                 ------------     ------------
      Total expenses                                136,251           149,635
                                                 ------------     ------------
      Total investment loss                        (107,932)          (55,020)
                                                 ------------     ------------
Realized and unrealized gains (losses)
  Net gains(losses) on trading of
    futures and forward contracts
      Net realized gains (losses) on
       closed positions:
        Futures and forward contracts              1,474,151          319,616
                                                 ------------     ------------
         Net realized gains (losses on
          closed positions                         1,474,151          319,616
                                                 ------------     ------------
  Net change in unrealized appreciation
   (depreciation)
      Futures and forward contracts                 (536,416)          40,996
      Foreign exchange translation                       249           (3,663)
                                                 ------------     ------------
        Net change in unrealized
         appreciation (depreciation)                (536,167)          37,333
                                                 ------------     ------------
        Net realized and unrealized gains
         (losses) on trading of futures
         and forward contracts and foreign
         exchange translation                        937,984          356,949
                                                 ------------     ------------
   Net gains (losses) from U.S. Treasury
    obligations
      Net realized gains                                  0            15,614
      Net change in unrealized
       appreciation (depreciation)                      (106)         (23,732)
                                                 ------------     ------------
         Net gains (losses) from U.S.
          Treasury obligations                          (106)          (8,118)
                                                 ------------     ------------
         Total net realized and
          unrealized gains (losses)                  937,878          348,831
                                                 ------------     ------------
         Net income (loss)                       $   829,946      $   293,811
                                                 ------------     ------------

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 3
Statements of Operations
For the three months ended September 30, 2002 and 2001 (UNAUDITED) (Continued)


                                                 Sep 30, 2002     Sep 30, 2001
                                                 ------------     ------------
      Less profit share to General Partner       $     4,620      $        0
                                                 ------------     ------------
         Net income (loss) for allocation
         to partners                             $   825,326      $   293,811
                                                 ------------     ------------
         Net income per unit of beneficial
          interest                               $    213.25      $     57.09
                                                 ------------     ------------


              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 4
Statements of Operations For the nine months ended September 30, 2002 and 2001 (UNAUDITED)

                                                    Sep 30, 2002    Sep 30, 2001
                                                    ------------    ------------
Investment income
  Interest income                                   $    97,755     $   295,683
                                                   ------------     ------------
Expenses
  Administrative expenses                                18,657          58,868
  Brokerage commissions                                 369,995         422,842
                                                     ------------    ------------
     Total expenses                                     388,652         481,710
                                                     ------------    ------------
     Total investment loss                             (290,897)       (186,027)
                                                     ------------    ------------
Realized and unrealized gains (losses)
  Net gains(losses) on trading of futures
   and forward contracts
    Net realized gains (losses) on closed
     positions:
       Futures and forward contracts                  1,939,478       1,785,038
       Foreign exchange transactions                         0               0
                                                    ------------    ------------
       Net realized gains (losses on
        closed positions                              1,939,478       1,785,038
                                                    ------------    ------------
 Net change in unrealized appreciation
  (depreciation)
    Futures and forward contracts                       107,976      (1,035,751)
    Foreign exchange translation                            560         (15,637)
                                                    ------------    ------------
       Net change in unrealized
        appreciation (depreciation)                     108,536      (1,051,388)
                                                    ------------    ------------
       Net realized and unrealized gains
        (losses) on trading of futures
        and forward contracts and
        foreign exchange translation                  2,048,014         733,650
                                                    ------------    ------------
  Net gains (losses) from U.S. Treasury
   obligations
    Net realized gains                                       0           35,301
    Net change in unrealized appreciation
     (depreciation)                                     (13,732)        (41,683)
                                                    ------------    ------------
       Net gains (losses) from U.S.
       Treasury obligations                             (13,732)         (6,382)
                                                    ------------    ------------
       Total net realized and unrealized
        gains (losses)                                2,034,282         727,268
                                                    ------------    ------------
       Net income (loss)                            $ 1,743,385     $   541,241
                                                    ------------    ------------

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 5
Statements of Operations For the nine months ended September 30, 2002 and 2001 (UNAUDITED) (Continued)


                                                    Sep 30, 2002    Sep 30, 2001
                                                    ------------    ------------
    Less profit share to General Partner            $     4,620     $        0
                                                    ------------    ------------
       Net income (loss) for allocation
        to partners                                 $ 1,738,765     $   541,241
                                                    ------------    ------------
       Net income per unit of beneficial
        interest                                    $    420.70     $     91.66
                                                    ------------    ------------

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 6

Condensed Schedule of Investments at September 30, 2002 (UNAUDITED)

                                    Net Unrealized
                                    Appreciation/
                                    (Depreciation)    Net Unrealized
                                  as a percentage of  Appreciation/
  Futures and Forward Contracts    Partners' Capital  (Depreciation)
  -----------------------------   ------------------  ---------------
   Futures Contracts Purchased            6.30%
      Interest Rates                                   $    388,922
      Metals                                                  5,330
                                                      ---------------
         Total Futures Contracts Purchased                  394,252
                                                      ---------------

   Futures Contracts Sold                 0.68%
      Interest Rates                                         (8,297)
      Metals                                                 (5,181)
      Stock Indices                                          56,113
                                                      ---------------
   Total Futures Contracts Sold                              42,635
                                                      ---------------
   Total investment in futures contracts  6.98%             436,887
                                                      ---------------
   Total Forward Contracts Purchased      0.56%              35,036
                                                      ---------------
   Forward Contracts Sold                -1.69%            (105,751)
                                                      ---------------
      Total investment in forward
      contracts                          -1.13%             (70,715)
                                                      ---------------
   Total Investments in futures and
   forward contracts                      5.85%        $    366,172
                                                      ===============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 7

                                                    Value as a %
                                                    of Partners'
Face Amount Investments in U.S. Treasury Notes        Capital      Value
----------- ----------------------------------      ------------ ------------
            Government - United States                  91.64%
$2,060,000   U.S. Treasury notes, 4.000%, 4/30/2003              $ 2,090,256
 1,810,000   U.S. Treasury notes, 5.75%, 10/31/2002                1,815,656
 1,800,000   U.S. Treasury notes, 4.625%, 2/28/2003                1,823,063
                                                                  -----------
                  Total investments in U.S. Treasury
                  notes (amortized cost $5,725,600)     91.61%    $5,728,975
                                                                  -----------

                                   Percent of      Net Unrealized
   Currency Composition -        Unrealized to     Appreciation/
   Futures & Forward Contracts  Total Unrealized   (Depreciation)
                                -----------------  ---------------
   British Pound                     0.03%         $       103
   Euro                             48.54%             177,744
   Hong Kong Dollar                  1.11%               4,077
   Japanese Yen                      7.15%              26,185
   Norwegian krona                   1.41%               5,180
   U.S. Dollar                      41.76%             152,883
                                -----------------   --------------
      Total                        100.00%          $  366,172
                                =================   ==============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 8

Statement of Partners' Capital
For the three months ended September 30, 2002 (UNAUDITED)

                                       Limited        General
                                       Partners       Partner         Total
                                     ------------   ------------   ------------
Partners' Capital at June 30,
 2002 (3,772.130 Units)              $ 6,009,436    $   335,246    $  6,344,682
Redemption of (524.965) Units           (916,063)            0         (916,063)
Net Income(Loss)                         772,215         53,111         825,326
                                     ------------   ------------   -------------
Partners' Capital at September 30,   $ 5,865,588    $   388,357    $  6,253,945
 2002 (3,247.165 Units)              ============   ============   =============
Net Asset Value per Unit
 at September 30, 2002               $  1,806.37
                                     ============

Statement of Partners' Capital
For the three months ended September 30, 2001 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Capital at June 30,
 2001 (4,573.801 Units)             $ 6,207,134    $   537,353    $ 6,744,487
Redemption of (46.118) Units            (63,586)            0         (63,586)
Net Income(Loss)                        259,495         34,316        293,811
                                    ------------   ------------   ------------
Partners' Capital at September 30,  $ 6,403,043    $   571,669    $ 6,974,712
 2001 (4,527.683 Units)             ============   ============   ============
Net Asset Value per Unit
 at September 30, 2001              $  1,414.20
                                    ============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 9

Statement of Partners' Capital
For the nine months ended September 30, 2002 (UNAUDITED)

                                        Limited        General
                                        Partners       Partner         Total
                                      ------------   ------------   ------------
Partners' Capital at December 31,
 2001 (4,296.678 Units)               $ 5,953,784    $   571,851    $ 6,525,635
Redemption of (1,049.513) Units        (1,660,455)      (350,000)    (2,010,455)
Net Income(Loss)                        1,572,259        166,506      1,738,765
                                      ------------   ------------   ------------
Partners' Capital at September 30,
 2002 (3,247.165 Units)               $ 5,865,588    $   388,357    $ 6,253,945
                                      ============   ============   ============
Net Asset Value per Unit
 at September 30, 2002                $  1,806.37
                                      ============

Statement of Partners' Capital
For the nine months ended September 30, 2001 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Capital at December 31,
 2000 (5,415.782 Units)             $ 7,162,609    $ 1,141,446    $ 8,304,055
Redemption of (888.099) Units        (1,220,584)      (650,000)    (1,870,584)
Net Income(Loss)                        461,018         80,223        541,241
                                    ------------   ------------   ------------
Partners' Capital at September 30,  $ 6,403,043    $   571,669    $ 6,974,712
 2001 (4,527.683 Units)             ============   ============   ============
Net Asset Value per Unit
 at September 30, 2001              $  1,414.20
                                    ============

              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 10

Financial Highlights (Unaudited)

Per unit operating performance for the three months ended
September 30, 2002 and 2001 (unaudited) were as follows:

                                       Sep 30, 2002    Sep 30, 2001
                                      --------------  --------------
Net income (loss) from operations:
  Net investment loss                 $     (30.37)   $     (18.08)
  Net realized and unrealized
  gains (losses) on trading of
  futures and forward contracts             245.12           80.22
  Net gains (losses) from U.S.
  Treasury obligations                       (0.18)          (5.05)
  Profit share expense                       (1.32)           0.00
                                      --------------  --------------
      Net income (loss) per unit            213.25           57.09

Net asset value per Unit,
 beginning of period                      1,593.12        1,357.11
                                      --------------  --------------
Net asset value per Unit,
 end of Period                        $   1,806.37   $    1,414.20
                                      ==============  ==============

Total return and ratios for the three months ended
September 30, 2002 (UNAUDITED):

  Total return:                                       13.39%
  Ratio of expenses to average net assets:             8.60% (annualized)
  Ratio of net investment loss to average net assets: -6.90% (annualized)


              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 11

Financial Highlights (Unaudited)

Per unit operating performance for the nine months ended
September 30, 2002 and 2001 (unaudited) were as follows:

                                       Sep 30, 2002    Sep 30, 2001
                                      --------------  --------------
Net income (loss) from operations:
  Net investment loss                 $     (75.58)   $     (43.24)
  Net realized and unrealized
  gains (losses) on trading of
  futures and forward contracts             501.05          143.77
  Net gains (losses) from U.S.
  Treasury obligations                       (3.45)          (8.87)
  Profit share expense                       (1.32)           0.00
                                      --------------  --------------
      Net income (loss) per unit            420.70           91.66

Net asset value per Unit,
 beginning of period                      1,385.67        1,322.54
                                      --------------  --------------
Net asset value per Unit,
 end of Period                        $   1,806.37   $    1,414.20
                                      ==============  ==============

Total return and ratios for the nine months ended
September 30, 2002 (UNAUDITED):

  Total return:                                       30.36%
  Ratio of expenses to average net assets:             9.07% (annualized)
  Ratio of net investment loss to average net assets: -6.96% (annualized)


              See accompanying notes to financial statements.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 12

NOTES TO FINANCIAL STATEMENTS (unaudited)

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 2002 (unaudited) and December 31, 2001 and the results of its operations for the three month and nine month periods ended September 30, 2002 and 2001. These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

ITEM II. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reference is made to Item 1, "Financial Statements" The information contained therein is essential to, and should be read in conjuction with, the following analysis.

OPERATIONAL OVERVIEW

Due to the nature of the Partnership's business, its results of operations depend on the General Partner's ability to recognize and capitalize on trends and other profit opportunities in different sectors of the global capital markets. The General Partner's trading methods are confidential, so that substantially the only information that can be furnished regarding the Partnership's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Partnership, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Partnership's results. The General Partner believes that there are certain market conditions, for example, markets with strong price trends, in which the Partnership has a better likelihood of being profitable than in others.

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

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 13

The Partnership's assets are either held in cash or are invested by the General Partner in United States Treasury bills or notes. To the extent deposited as margin with currency dealers or futures brokers, the Partnership's assets are subject to the General Partner's ability to close out its currency futures or forward contracts positions. The Partnership could be prevented from promptly liquidating unfavorable positions, thereby subjecting the Partnership to substantial losses which could exceed the margin initially committed to such trades.
In addition, the Partnership may not be able to execute forward contract trades at favorable prices if little trading in the contracts it holds is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's trading operations, the Partnership's assets are highly liquid and are expected to remain so. During its operations for the three-month period ended September 30, 2002, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Partnership.

RESULTS OF OPERATIONS

                          30-Sep-02      30-Jun-02
                        -------------  -------------
        Ending Equity   $  6,253,945   $  6,344,682

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

The Partnership's net assets decreased 0.97% in the third quarter of 2002. This decrease was attributable to redemptions of $916,063, which was partially offset by net income from operations of $825,326.

Brokerage commissions are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions for the three months ended September 30, 2002 increased by $22, relative to the corresponding period in 2001.

The Partnership's net asset value per unit registered a double-digit gain for the quarter, increasing 13.39%. Trading of interest rate, stock index and metal futures was profitable, while currency trading resulted in losses.

Interest rates on government debt declined sharply during the summer. Hence, the partnership's long positions in German 5 and 10-year bonds, U.S. Treasury 5 and 10-year notes and the 30-year bond, and short-term eurodollar deposits were profitable. A long Japanese government bond position was also profitable, although the size of the gain was cut in half after a major sell-off in JGB's followed the Bank of Japan's announcement that it would purchase stocks from major banks.

Global stock markets declined further during the quarter. Short positions in German, Hong Kong, Japanese, and U.S. stock index futures were quite profitable.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 14

In the metals sector of the portfolio, a short aluminum trade generated a modest gain that more than offset a fractional loss on a short gold trade.

Currency trading, on the other hand, was unprofitable during the July-September period. The sustained dollar decline that had characterized the second quarter came to an end in the third quarter. A trend reversal that started in late July was followed by volatile but generally non-directional market activity thereafter. Hence, short dollar positions relative to the yen, euro, Korean won, and Swiss franc produced losses, and were closed or reversed to long positions. Non-dollar cross rate trading had no significant impact on NAV for the quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.  The Partnership is a small business issuer.

ITEM 4. CONTROLS AND PROCEDURES

Millburn Ridgefield Corporation, the General Partner of the Partnership, with the participation of the General Partner's Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the General Partner's internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 15

PART II. OTHER INFORMATION

ITEM I. Legal Proceedings - None
ITEM 2. Changes in Securities and Use of Proceeds - None
ITEM 3. Defaults Upon Senior Securities - None
ITEM 4. Submission of Matters to a Vote of Security Holders - None
ITEM 5. Other Information - None
ITEM 6. (a) Exhibits -

		99(a) - Certification of Co-Chief Executive Officer 99(b) - Certification of Co-Chief Executive Officer 99(c) - Certification of Chief Financial Officer

        (b) Reports on Form 8-K - None



                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 29th day of October, 2002.

   THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner

Date: October 29, 2002
                             /s/Tod A. Tanis
                                Tod A. Tanis
                                Vice-President
                                (principal accounting officer)

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 16

Exhibit 99 (a)

CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, George E. Crapple, Co-Chief Executive Officer of Millburn Ridgefield Corporation, the General Partner of The Millburn Global Opportunity Fund (the "Partnership"), do hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Millburn Global Opportunity Fund;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Partnership and we have:

  (i) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (ii) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Partnership's other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

  (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

  (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 17

6. The Partnership's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:  /s/ George E. Crapple


__________________________________
George E. Crapple
Co-Chief Executive Officer
November 12, 2002

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 18

Exhibit 99 (b)

CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, Harvey Beker, Co-Chief Executive Officer of Millburn Ridgefield Corporation, the General Partner of The Millburn Global Opportunity Fund (the "Fund"), do hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Millburn Global Opportunity Fund;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Partnership and we have:

   (i) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (ii) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Partnership's other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

   (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

   (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 19

6. The Partnership's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:  /s/ Harvey Beker


__________________________________
Harvey Beker
Co-Chief Executive Officer
November 12, 2002

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 20

Exhibit 99 (c)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Gregg R. Buckbinder, Chief Financial Officer of Millburn Ridgefield Corporation, the General Partner of The Millburn Global Opportunity Fund (the "Fund"), do hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q of The Millburn Global Opportunity Fund;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Partnership and we have:

   (i) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (ii) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (iii) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Partnership's other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

   (i) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

   (ii) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 21

6. The Partnership's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:  /s/ Gregg R. Buckbinder


__________________________________
Gregg R. Buckbinder
Chief Financial Officer
November 12, 2002