Form 10-K
period 2002-12-31
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 2003-03-31
CIK 890373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒        Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended:  December 31, 2002

or

☐        Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

Commission File Number:  000-21446

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

(Exact name of registrant as specified in its charter)

Delaware	06-1346879
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o MILLBURN RIDGEFIELD CORPORATION
411 West Putnam Avenue
Greenwich, Connecticut 06830
(Address of principal executive offices)

Registrant’s telephone number, including area code:   (203) 625-7554

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:	Limited Partnership Units
(Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2002:  $6,009,436.

Documents Incorporated by Reference

Registrant’s Financial Statements for the Years ended December 31, 2002, 2001 and 2000 with Report of Independent Auditors, the annual report to security holders for the fiscal year ended December 31, 2002, are incorporated by reference into Part II item 8 and Part IV hereof and filed as an exhibit herewith.

PART I

Item 1.    Business

(a)           General development of business

The Millburn Global Opportunity Fund L.P. (the “Partnership”) is a limited partnership organized July 9, 1992 pursuant to a Limited Partnership Agreement (the “Limited Partnership Agreement”), under the Delaware Revised Uniform Limited Partnership Act.  Between October 30, 1992 and December 31, 1992 (the “Initial Offering”), units of limited partnership interest in the Partnership (the “Units”) were publicly offered.  The proceeds of the Initial Offering and interest thereon were held in escrow until January 7, 1993 at which time an aggregate of $11,420,054 (11,420.054 Units) was turned over to the Partnership and the Partnership commenced operations.  Units continued to be offered until May 30, 1993.  The offering was registered under the Securities Act of 1933, as amended.  Smith Barney, Harris Upham & Co. Incorporated acted as selling agent on a best efforts basis.  A total of 11,420.054 Units were sold to the public during the initial public offering, and an additional 28,881.766 Units were subsequently sold to the public.

The Partnership engages in speculative trading in futures, forward contracts and related options, primarily in the currency and financial instrument markets.

Millburn Ridgefield Corporation (the “General Partner”), a Delaware corporation, is the general partner and the commodity trading advisor for the Partnership.  The General Partner invested $125,000 in the Partnership at the outset of trading and subsequently contributed an additional $316,183.  After reflecting a net gain of $152,283 and a redemption of $350,000 in 2002; this investment totaled $374,134, as of December 31, 2002.

Smith Barney Inc., Morgan Stanley & Co. Incorporated, and Deutsche Bank (the “Currency Dealers”) act as the primary currency dealers and futures brokers for the Partnership.  The Partnership also executes currency and forward trades with other currency dealers and futures brokers when their prices are advantageous to the Partnership.  The Partnership pays the currency dealers “bid asked” spreads on its forward trades, as such spreads are incorporated into the pricing of forward contracts.  The General Partner monitors the Partnership’s trades to ensure that the prices it receives are competitive.

(b)   Financial information about industry segments

The Partnership’s business constitutes only one segment, speculative trading of currency futures, forward contracts and related options.  The Partnership does not engage in sales of goods and services.

(c)   Narrative description of business

The Partnership engages in the speculative trading of currency futures, forward contracts and related options.  The Partnership’s sole trading advisor is the General Partner.  The General Partner trades the Partnership’s assets primarily in currency markets, trading primarily forward contracts in the interbank market.  Pursuant to the Limited Partnership Agreement, the General Partner receives a flat-rate monthly brokerage fee equal to 0.6875 of 1% of the Net Assets (an 8.25% annual rate), which is reduced to 0.52 of 1% of Net Assets (a 6.25% annual rate) for Units issued to Limited Partners who invest $1,000,000 or more in the Partnership.  The General Partner also receives a profit share equal to 17.5% of any new trading profit, determined as of the end of each calendar quarter.  The quarterly profit share is calculated after deducting interest income and brokerage fees.

The Partnership’s assets not deposited as margin will be maintained, unless applicable foreign regulations require otherwise, only in instruments authorized by the CFTC for the investment of “customer segregated funds.”

Regulation

Under the Commodity Exchange Act, as amended (the “CEA”), commodity exchanges and futures trading are subject to regulation by the Commodity Futures Trading Commission (the “CFTC”).  National Futures Association (“NFA”), a “registered futures association” under the CEA, is the only non-exchange self-regulatory organization for futures industry professionals.  The CFTC has delegated to NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective associated persons and “floor brokers” and “floor traders.”  The CEA requires commodity pool operators and commodity trading advisors, such as the General Partner, and commodity brokers or futures commission merchants, such as the Currency Dealers, to be registered and to comply with various reporting and record keeping requirements.  The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions or in certain other situations.  In the event that the registration of the General Partner as a commodity pool operator or a commodity trading advisor were terminated or suspended, the General Partner would be unable to continue to manage the business of the Partnership.  Should the General Partner’s registration be suspended, termination of the Partnership might result.

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

(d)           Financial information about geographic areas

The Partnership does not engage in material operations in foreign countries (although it does trade from the United States in foreign currency forward contracts and on foreign futures exchanges), nor is a material portion of its revenues derived from foreign customers.

(e)           Available information

Not applicable.  The Partnership is not an accelerated filer.

Item 2.    Properties

The Partnership does not own or use any physical properties in the conduct of their business.  The General Partner or an affiliate perform administrative services for the Partnership from their offices.

Item 3.    Legal Proceedings

The General Partner is not aware of any pending legal proceedings to which either the Partnership is a party or to which any of their assets are subject.  In addition there are no pending material legal proceedings involving the General Partner.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

(a)           Market Information.   There is no trading market for the Units, and none is likely to develop.  Units may be redeemed upon 10 days’ written notice at their net asset value as of the last day of any month.  In the event that all Units for which redemption is requested cannot be redeemed as of any redemption date, Units will be redeemed in the order that requests for redemption have been received by the General Partner.

(b)           Holders.   As of December 31, 2002, there were 311 holders of Units.

(c)           Dividends.   No distributions or dividends have been made on the Units, and the General Partner has no present intention to make any.

(d)           Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

There have been no sales of registered or unregistered securities of the Partnership since May 30, 1993.

Item 6.    Selected Financial Data

The following is a summary of operations for fiscal year 2002, 2001, 2000, 1999 and 1998 and total assets of the Partnership at December 31, 2002, 2001, 2000, 1999 and 1998.  The Partnership commenced trading operations on January 7, 1993.

	For the Year Ended December 31, 2002	For the Year Ended 12/31/2001	For the Year Ended 12/31/2000	For the Year Ended 12/31/99	For the Year Ended 12/31/98
Revenue:
Total net realized and unrealized gains (losses)*	$1,810,422	$670,927	$(861,565)	$463,999	$646,388
Interest Income	121,410	357,563	517,863	654,566	886,163

Expenses:
Profit share	4,620	—	—	77,599	—
Administrative expenses	63,237	61,696	78,491	79,574	86,250
Brokerage commissions	478,449	553,083	656,725	1,062,865	1,299,470

Net income (loss) after profit share	$1,385,526	$413,711	$(1,078,918)	$(101,477)	$146,831

Total assets	$5,621,679	$6,788,036	$8,472,176	$12,502,524	$15,445,407
Total limited partners’ capital	$5,065,864	$5,953,784	$7,162,609	$10,991,922	$13,830,609
Net asset value per Unit	$1,704.57	$1,385.67	$1,322.54	$1,445.93	$1,479.31
Increase (decrease) in net asset value per Unit	$318.90	$63.13	$(123.39)	$(33.38)	$15.81

*From trading futures and forward contracts, foreign exchange transactions and U.S. Treasury obligations

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to “Item 6.  Selected Financial Data” and “Item 8.  Financial Statements and Supplementary Data.”  The information contained therein is essential to, and should be read in conjunction with, the following analysis.

Capital Resources

The Partnership does not intend to raise any additional capital through borrowing and, because it is a closed-end fund, it cannot sell any more Units unless it undertakes a new public offering, which would require another registration with the Securities and Exchange Commission.  Due to the nature of the Partnership’s business, it will make no significant capital expenditures, and substantially all its assets are and will be represented by cash equivalents or deposits in money market funds, United States Treasury securities, and investments in futures, forward contracts and related options.

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

The General Partner has procedures in place to control market risk, although there can be no assurance that they will, in fact, succeed in doing so.  These procedures primarily focus on   (1) real time monitoring of open positions; (2) diversifying positions among various currencies and financial instruments; (3) limiting the assets committed as margin, generally within a range of 15% to 35% of an account’s Net Assets at exchange minimum margins, (including imputed margins on forward positions) although the amount committed to margin at any time may be substantially higher; (4) prohibiting pyramiding (that is, using unrealized profits in a particular market as margin for additional positions in the same market); and (5) changing the equity utilized for trading by an account solely on a controlled periodic basis rather than as an automatic consequence of an increase in equity resulting from trading profits.  The Partnership controls credit risk by dealing exclusively with large, well capitalized financial institutions as brokers and counterparties.

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

The Partnership’s futures contracts are settled by offset and are cleared by the exchange clearinghouse function.  Options on futures contracts are settled either by offset or by exercise.  If an option on a future is exercised, the Partnership is assigned a position in the underlying future which is then settled by offset.  The Partnership’s spot and forward currency transactions conducted in the interbank market are settled by netting offsetting positions held with the same counterparty; net positions are then settled by entering into offsetting positions and by cash payments.

Liquidity

The Partnership’s assets are either held in cash or are invested by the General Partner in United States Treasury bills or “customer segregated funds accounts.”  To the extent deposited as margin with currency dealers or futures brokers, the Partnership’s assets are subject to the General Partner’s ability to close out its currency futures or forward contracts positions.

During its operations through December 31, 2002, the Partnership experienced no meaningful periods of illiquidify in any of the markets traded by the Partnership.

Most of the Partnership’s positions are in currency forward contracts.  Forward contracts are not traded on a commodity exchange.  The Partnership could be prevented from promptly liquidating unfavorable positions, thereby subjecting the Partnership to substantial losses which could exceed the margin initially committed to such trades.  In addition, the Partnership may not be able to execute forward contract trades at favorable prices if little trading in the contracts it holds is taking place.  Other than these limitations on liquidity, which are inherent in the Partnership’s currency trading operations, the Partnership’s assets are highly liquid and are expected to remain so.  Generally, forward contracts can be offset at the discretion of the General Partner.  However, if the market is not liquid, it could prevent the timely closeout of an unfavorable position until the delivery date, regardless of the changes in their value or the General Partner’s investment strategies.

Results of Operations

Operating results show a profit for the fiscal years ended December 31, 2002, 2001, and 2000.

Total Partnership capital as of December 31, 2002, 2001, and 2000 equaled $5,439,998, $6,525,635 and $8,304,055, respectively.  The net asset value of a Unit as of December 31, 2002 was $1,704.57, an increase in value for fiscal year 2002 of 23.01%.  The net asset value of a Unit as of December 31, 2001 was $1,385.67, an increase in value for fiscal year 2001 of 4.77%; and the net asset value per Unit as of December 31, 2000 was $1,322.54 a decrease in value for fiscal year 2000 of 8.5%.

For 2002, the Partnership’s total administrative and brokerage commission expenses of $541,686 were partially offset by interest income of $121,410.  Total net realized and unrealized gains of $1,810,422 from its trading operations (including foreign exchange transactions and translations) resulted in net income for the year 2002 of $1,385,526 (after a $4,620 profit share to the General Partner).  For 2001, the Partnership’s total administrative and brokerage commission expenses of $614,779 were partially offset by interest income of $357,563.  Total net realized and unrealized gains of $670,927 from its trading operations (including foreign exchange transactions and translations) resulted in net income for the year 2001 of $413,711.  For 2000, the Partnership’s total administrative and brokerage commission expenses of $735,216 were partially offset by interest income of $517,863.  Total net realized and unrealized losses of $861,565 from its trading operations (including foreign exchange transactions and translations) resulted in a net loss for the year 2000 of $1,078,918.

The Partnership registered a sharp gain for the year 2002 as interest rate trading, and currency trading were highly profitable.  Stock index trading also produced a moderate gain, while  trading of metal futures resulted in a fractional loss.  Sluggish worldwide economic activity, the continuing plunge of stock prices and the flight to safety and quality prompted by geopolitical uncertainties triggered large, persistent capital flows into government bills, notes and bonds worldwide.  Accordingly, the Partnership’s long positions in U. S., European, and Japanese interest rate futures generated sizable gains.  As market participants came to doubt the likelihood of economic recovery in America during 2002; the U. S. dollar weakened and the capital inflows that had supported the dollar, despite America’s huge current account deficit, shrank and reversed.  As a result, the Partnership’s short dollar positions relative to the euro, Swiss franc, and Korean won were very profitable.  A short dollar/long South African rand position was also profitable as gold prices were boosted by safe haven buying.  The Partnership’s equity trading was moderately profitable during 2002 due to short positions in German and U. S. equity futures, while the Partnership’s metals trading lost money, despite strong profits from long gold positions, as non-precious metals prices fluctuated erratically.

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

Inflation is not a significant factor in the Partnership’s profitability, except to the extent the inflation may affect forward contract prices.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.  The Partnership is a “small business issuer.”

Item 8.    Financial Statements and Supplementary Data

Financial statements required by this item, including the report of Ernst & Young LLP, are included as Exhibit 13.01 to this report.  The report of PricewaterhouseCoopers LLP is incorporated herein by reference from Exhibit 13.01 of the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and is filed as Exhibit 13.02 herewith.

The following summarized quarterly financial information presents the results of operations for the three month periods ended March 31, June 30, September 30 and December 31, 2002 and 2001.  This information has not been audited.

	4th Quarter 2002	3rd Quarter 2002	2nd Quarter 2002	1st Quarter 2002
Income (Loss):	$(200,206)	$965,989	$1,427,885	$(261,838)
Expenses:	153,033	140,870	125,948	126,453
Net Income (Loss):	(353,239)	825,119	1,301,937	(388,291)
Net Income (Loss) per Unit	(101.80)	213.25	293.54	(86.09)

	4th Quarter 2001	3rd Quarter 2001	2nd Quarter 2001	1st Quarter 2001
Income (Loss):	$5,539	$443,444	$(450,037)	$1,029,544
Expenses:	133,068	149,633	160,559	171,519
Net Income (Loss):	(127,529)	293,811	(610,596)	858,025
Net Income (Loss) per Unit	(28.53)	57.09	(116.03)	150.60

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 27, 2002, the Board of Directors of the General Partner dismissed PricewaterhouseCoopers LLP as its independent auditor for the Partnership and approved the engagement of Ernst & Young LLP as independent auditors for the Partnership.

Disclosure regarding the change of the Partnership’s auditors was previously reported on the Partnership’s current report on From 8-K filed December 3, 2002.  There were no disagreements with PricewaterhouseCoopers LLP regarding accounting principles or practices, financial statement disclosure or audit scope or procedure.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The Partnership has no directors or executive officers.  The Partnership is controlled and managed by the General Partner. There are no “significant employees” of the Partnership.

Millburn Ridgefield Corporation, the General Partner, is a Delaware corporation organized in May 1982 to manage discretionary accounts in futures and forward markets.  It is the corporate successor to a futures trading and advisory organization which has been continuously managing assets in the currency and futures markets using quantitative, systematic techniques since 1971.

The principals and senior officers of Millburn Ridgefield Corporation as of December 31, 2002 are as follows:

Harvey Beker, age 49.  Mr. Beker is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and The Millburn Corporation, and a partner of ShareInVest Research L.P.  He received a Bachelor of Arts degree in economics from New York University in 1974 and a Master of Business Administration degree in finance from NYU in 1975.  From June 1975 to July 1977, Mr. Beker was employed by Loeb Rhoades, Inc. where he developed and traded silver arbitrage strategies.  From July 1977 to June 1978, Mr. Beker was a futures trader at Clayton Brokerage Co. of St. Louis.  Mr. Beker has been employed by The Millburn Corporation since June 1978.  During his tenure at the Managing Owner, he has been instrumental in the development of the research, trading and operations areas.  Mr. Beker became a principal of the firm in 1982.

George E. Crapple, age 58.  Mr. Crapple is Co-Chief Executive Officer and Co-Chairman of the Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P.  In 1966 he graduated with honors from the University of Wisconsin where his field of concentration was economics and he was elected to Phi Beta Kappa.  In 1969 he graduated from Harvard Law School, magna cum laude, where he was a member of the Harvard Law Review.  He was a lawyer with Sidley & Austin, Chicago, Illinois, from 1969 until April 1, 1983, as a partner since 1975, specializing in commodities, securities, corporate and tax law.  He was first associated with the Managing Owner in 1976 and joined the Managing Owner  on April 1, 1983 on a full-time basis.  Mr. Crapple is a Director, Member of the Executive Committee, Chairman of the Appeals Committee and a former Chairman of the Eastern Regional Business Conduct Committee of the NFA, past Chairman of the Managed Funds Association and a member of the Technology Advisory Committee of the CFTC.

Gregg R. Buckbinder, age 44.  Mr. Buckbinder is Senior Vice-President and Chief Operating Officer of the Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P.  He graduated cum laude from Pace University in 1980 with a B.B.A. in accounting and received an M.S. in taxation from Pace in 1988.  He joined the Managing Owner in January 1998 from Odyssey Partners, L.P. where he was responsible for the operation, administration and accounting of the firm’s merchant banking and managed account businesses from mid-1990 through December 1997.  Mr. Buckbinder was employed by Tucker Anthony, a securities broker and dealer, from 1985 to 1990 where he was First Vice President and Controller, and from 1983 to 1984 where he designed and implemented various operations and accounting systems.  He was with the public accounting firm of Ernst & Whinney from 1984 to 1985 as a manager in the tax department and from 1980 to 1983 as a senior auditor, with an emphasis on clients in the financial services business.  He is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Mark B. Fitzsimmons, age 55.  Mr. Fitzsimmons is a Senior Vice-President of the Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P.  His responsibilities include both marketing and investment strategy.  He graduated summa cum laude from the University of Bridgeport, Connecticut in 1970 with a B.S. in economics.  His graduate work was done at the University of Virginia, where he received a certificate of candidacy for a Ph.D. in economics in 1973.  He joined the Managing Owner in January 1990 from Morgan Stanley & Co. Incorporated where he was a Principal and Manager of institutional foreign exchange sales and was involved in strategic trading for the firm.  From 1977 to 1987 he was with Chemical Bank New York Corporation, first as a Senior Economist in Chemical’s Foreign Exchange Advisory Service and later as a Vice-President and Manager of Chemical’s Corporate Trading Group.  While at Chemical he also traded both foreign exchange and fixed income products.  From 1973 to 1977 Mr. Fitzsimmons was employed by the Federal Reserve Bank of New York, dividing his time between the International Research Department and the Foreign Exchange Department.

Barry Goodman, age 45.  Mr. Goodman is Executive Vice-President, Director of Trading and Co-Director of Research of the Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P.  His responsibilities include overseeing the firm’s trading operation and managing its trading relationships, as well as the design and implementation of trading systems.  He graduated magna cum laude from Harpur College of the State University of New York in 1979 with a B.A. in economics.  From 1980 through late 1982 he was a commodity trader for E. F. Hutton & Co., Inc.  At Hutton he also designed and maintained various technical indicators and coordinated research projects pertaining to the futures markets.  He joined the Managing Owner in 1982 as Assistant Director of Trading.

Dennis B. Newton, age 51.  Mr. Newton is a Senior Vice-President of the Managing Owner and the Millburn Corporation.  His primary responsibilities are in administration and marketing.  Prior to joining the Managing Owner in September 1991, Mr. Newton was President of Phoenix Asset Management, Inc., a registered commodity pool operator from April 1990 to August 1991.  Prior to his employment with Phoenix, Mr. Newton was a Director of Managed Futures with Prudential-Bache Securities Inc. from September 1987 to March 1990.  Mr. Newton joined Prudential-Bache from Heinold Asset Management, Inc. where he was a member of the senior management team.  Heinold was a pioneer and one of the largest sponsors of funds utilizing futures and currency forward trading.

Grant N. Smith, age 51.  Mr. Smith is Executive Vice-President and Co-Director of Research of the Managing Owner and The Millburn Corporation and a partner of ShareInVest Research L.P.  He is responsible for the design, testing and implementation of quantitative trading strategies, as well as for planning and overseeing the computerized decision-support systems of the firm.  He received a B.S. degree from the Massachusetts Institute of Technology in 1974 and an M.S. degree from M.I.T. in 1975.  While at M.I.T. he held several teaching and research positions in the computer science field and participated in various projects relating to database management.  He joined the Managing Owner in 1975.

Item 11.  Executive Compensation

The Partnership has no directors or officers.  None of the directors or officers of the General Partner receive “other compensation” from the Partnership.  The General Partner makes all trading decisions on behalf of the Partnership.  The General Partner receives monthly brokerage commissions of 0.6875 of 1% of the Net Assets (which is reduced to 0.52 of 1% of Net Assets for Limited Partners who invest more than $1 million in the Partnership) and a quarterly profit share of 17.5% of any new trading profit.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

(a)           Security ownership of certain beneficial owners

The Partnership knows of no person who owns beneficially more than 5% of the Units.  All of the Partnership’s general partnership interest is held by the General Partner.

(b)           Security ownership of management

Under the terms of the Limited Partnership Agreement, the Partnership’s affairs are managed by the General Partner, which has discretionary authority over the Partnership’s trading.  The General Partner’s general partnership interest was valued at $374,134  as of December 31, 2002, approximately 6.88% of the Partnership’s total equity.

(c)           Changes in control

None.

Item 13.  Certain Relationships and Related Transactions

See “Item 11.  Executive Compensation” and “Item 12.  Security Ownership of Certain Beneficial Owners and Management.”  The Partnership allocated to the General Partner, $478,449 in brokerage fees and $4,620 in profit share for fiscal year 2002.  The General Partner’s general partnership interest showed an allocation of gain (loss) of $152,283 in fiscal year 2002.  The Partnership is prohibited from making any loans.

Item 14.  Controls and Procedures

The General Partner, with the participation of the General Partner’s principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective.  There were no significant changes in the General Partner’s internal controls with respect to the Partnership or in other factors applicable to the Partnership that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)       Financial Statements

The 2001 Report of Independent Accountants is incorporated herein by reference from the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and is filed as Exhibit 13.02 herewith.

The following financial statements are included with the 2002 Report of Independent Auditors, a copy of which is filed herewith as Exhibit 13.01.

Affirmation of Millburn Ridgefield Corporation
Report of Independent Auditors
Statements of Financial Condition at December 31, 2002 and 2001
Condensed Schedules of Investments at December 31, 2002 and 2001
Statements of Operations for the Years ended December 31, 2002, 2001 and 2000
Statements of Changes in Partners’ Capital for the Years ended December 31, 2002, 2001 and 2000
Statements of Financial Highlights for the Years ended December 31, 2002, 2001 and 2000
Notes to Financial Statements

(a)(2)       Financial Statement Schedules

All Schedules are omitted for the reason that they are not required, are not applicable, because equivalent information has been included in the financial statements or the notes thereto.

(a)(3)       Exhibits as required by Item 601 of Regulation S-K

The following exhibits are included herewith.

Designation	Description

13.01	2002 Report of Independent Auditors

13.02	2001 Report of Independent Accountants
99.1	Certification of Principal Executive Officer
99.2	Certification of Principal Executive Officer
99.3	Certification of Principal Financial Officer

The following exhibits are incorporated herein by reference from Amendment No. 1 to the Registration Statement (File No. 33-50388) filed on October 30, 1992 on Form S-1 under the Securities Act of 1933.

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

(b)           Reports on Form 8-K

On December 3, 2002, the Partnership filed a Current Report on Form 8-K to disclose, pursuant to Item 4 of Form 8-K, that on November 27, 2002 the Board of Directors of the General Partner had dismissed PricewaterhouseCoopers LLP as its independent auditor for the Partnership and had approved the engagement of Ernst & Young LLP as independent auditors for the Partnership.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2003.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

By:	Millburn Ridgefield Corporation,
General Partner

By:	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Managing Owner of the Registrant in the capacities and on the date indicated.

Signature	Title with General Partner	Date

/s/ Harvey Beker	Co-Chief	March 28, 2003
Harvey Beker	Executive Officer and Director
(Principal Executive Officer)

/s/ George E. Crapple	Co-Chief Executive	March 28, 2003
George E. Crapple	Officer and Director
(Principal Executive Officer)

/s/ Gregg R. Buckbinder	Senior Vice President	March 28, 2003
Gregg R. Buckbinder	(Principal Financial Officer)

/s/ Tod A. Tanis	Vice President	March 28, 2003
Tod A. Tanis	(Principal Accounting Officer)

(Being the principal executive officers, the principal financial officer and principal accounting officer, and a majority of the directors of Millburn Ridgefield Corporation)

Millburn Ridgefield Corporation

Managing Owner of Registrant

March 28, 2003

By	/s/ Harvey Beker
Harvey Beker
Co-Chief Executive Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, George E. Crapple, Co-Chief Executive Officer of Millburn Ridgefield Corporation, the General Partner of The Millburn Global Opportunity Fund L.P. (the “Fund”), do hereby certify that:

1. I have reviewed this annual report on Form 10-K of The Millburn Global Opportunity Fund L.P.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Fund as of, and for, the periods presented in this annual report;

4. The Fund’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Fund and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the Fund, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the Fund’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The Fund’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Fund auditors and the audit committee of the Fund’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Fund’s ability to record, process, summarize and report financial data and have identified for the Fund auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund’s internal controls; and

6.  The Fund’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ George E. Crapple

George E. Crapple
Co-Chief Executive Officer
March 28, 2003

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

I, Harvey Beker, Co-Chief Executive Officer of Millburn Ridgefield Corporation, the General Partner of The Millburn Global Opportunity Fund L.P. (the “Fund”), do hereby certify that:

1. I have reviewed this annual report on Form 10-K of The Millburn Global Opportunity Fund L.P.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Fund as of, and for, the periods presented in this annual report;

4. The Fund’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Fund and have:

(a);

designed such disclosure controls and procedures to ensure that material information relating to the Fund, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared

(b)	evaluated the effectiveness of the Fund’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The Fund’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Fund auditors and the audit committee of the Fund’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Fund’s ability to record, process, summarize and report financial data and have identified for the Fund auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund’s internal controls; and

6.  The Fund’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Harvey Beker

Harvey Beker
Co-Chief Executive Officer
March 28, 2003

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Gregg R. Buckbinder, Chief Operating Officer and principal financial officer of Millburn Ridgefield Corporation, the General Partner of The Millburn Global Opportunity Fund L.P. (the “Fund”), do hereby certify that:

1. I have reviewed this annual report on Form 10-K of The Millburn Global Opportunity Fund L.P.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Fund as of, and for, the periods presented in this annual report;

4. The Fund’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Fund and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the Fund, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the Fund’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The Fund’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Fund’s auditors and the audit committee of the Fund’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Fund’s ability to record, process, summarize and report financial data and have identified for the Fund’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Fund’s internal controls; and

6.  The Fund’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ Gregg R. Buckbinder

Gregg R. Buckbinder
Chief Financial Officer
March 28, 2003

EXHIBIT INDEX

The following exhibits are included herewith.

Designation	Description

13.01	2002 Report of Independent Auditors
13.02	2001 Report of Independent Accountants
99.1	Certification of Principal Executive Officer
99.2	Certification of Principal Executive Officer
99.3	Certification of Principal Financial Officer

The following exhibits are incorporated herein by reference from Amendment No. 1 to the Registration Statement (File No. 33-50388) filed on October 30, 1992 on Form S-1 under the Securities Act of 1933.

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