Form 10-Q
period 2003-03-31
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 2003-05-15
CIK 890373

FORM 10-Q
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  March 31, 2003
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                      Commission File Number:  000-21446

                  THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.
           (Exact name of registrant as specified in its charter)

             Delaware                              06-1346879
  (State or other jurisdiction                (I.R.S. Employer
   of incorporation or organization)           Identification No.)

                     c/o MILLBURN RIDGEFIELD CORPORATION
                           411 West Putnam Avenue
                        Greenwich, Connecticut  06830
                  (Address of principal executive offices)

Registrant's telephone number, including area code:  (203) 625-7554

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

             Yes    [X]                                No    [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

          Yes    [ ]                                      No    [X]


Aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 31, 2003: $4,744,275

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P. INDEX			    Page 1

Part I - Financial Information
Financial Statements:                                            Pages
   Statements of Financial Condition at
      March 31, 2003 (unaudited) and December 31, 2002         	   1
   Statements of Operations for the Three Months
      Ended March 31, 2003 and 2002 (unaudited)                      3
   Condensed Schedule of Investments at
      March 31, 2003 (unaudited) and December 31, 2002               4
   Statements of Changes in Partners' Capital for the
      Three Months Ended March 31, 2003 and 2002 (unaudited)         6
   Financial Highlights for the Three Months Ended
      March 31, 2003 and 2002 (unaudited)                            7
   Notes to Financial Statements (unaudited)                         8
Part II - Other Information                                         11

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.
Statements of Financial Condition (UNAUDITED)

                                              Mar. 31, 2003       Dec. 31, 2002
							     (UNAUDITED)
Assets:                                       -------------       -------------
Due from brokers                               $   112,211         $    53,697
Cash denominated in foreign currencies
(cost $31,081 and $9,537 at March 31, 2003
and December 31, 2002)                              25,435               9,531
Investments in U.S. Treasury notes
 - at value (amortized cost $1,207,246 and
 $1,109,136 at March 31, 2003 and
 December 31, 2002)                              1,207,990           1,110,116
Unrealized appreciation/(depreciation)
 on open contracts                               (358,106)             273,791
                                              -------------       -------------
Total equity in trading accounts                   987,530           1,447,135

Investments in U.S. Treasury notes
 - at value (amortized cost $3,782,703
 and $3,942,476 at March 31, 2003 and
 December 31, 2002)                              3,785,035           3,945,959
Cash and cash equivalents                          339,535             166,573
Accrued interest receivable                         60,899              62,012
                                              -------------       -------------
Total Assets                                  $  5,172,999        $  5,621,679
                                              =============       =============
Liabilities & Partners' Capital:
   Due to brokers                              $         -        $     38,604
   Accrued expenses                                 30,541              34,966
   Redemptions payable to limited partners               -              73,759
   Accrued brokerage commissions                    30,352              34,352
                                              -------------       -------------
Total Liabilities                                   60,893             181,681

See accompanying notes

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 2
Statements of Financial Condition  (continued)

							    Mar. 31, 2003       Dec. 31, 2002
							     (UNAUDITED)
                                              -------------       -------------
Partners' Capital:
   General Partner                                 367,831             374,134
   Limited Partners (2,890.162 & 2,971.932
   Limited Partnership Units outstanding
   at March 31, 2003 and December 31, 2002,
   respectively)                                 4,744,275           5,065,864
                                              -------------       -------------
Total Partners' Capital                          5,112,106           5,439,998

                                              -------------       -------------
Total Liabilities and Partners' Capital       $  5,172,999        $  5,621,679
                                              =============       =============

Net Asset Value per Unit                      $   1,641.53        $   1,704.57
                                              =============       =============

See accompanying notes

Statements of Operations
For the three months ended March 31, 2003 and 2002 (UNAUDITED)          Page 3

                                                 Mar 31, 2003     Mar 31, 2002
                                                 ------------     ------------
Investment income
   Interest income                               $   19,676      $     37,362
                                                 ------------     ------------
Expenses
   Administrative expenses                           12,979             6,221
   Brokerage commissions                            105,370           120,232
                                                 ------------     ------------
      Total expenses                                118,349           126,453
                                                 ------------     ------------
      Total net investment loss                     (98,673)          (89,091)
                                                 ------------     ------------
Realized and unrealized gains (losses)
      Net realized gains (losses) on
       closed positions:
        Futures and forward contracts                553,546          157,651
      Net change in unrealized appreciation
       (depreciation)
      Futures and forward contracts                 (631,897)        (437,196)
      Foreign exchange translation                    (4,682)          (2,552)

      Net gains (losses) from U.S. Treasury
       obligations
      Net change in unrealized
       appreciation (depreciation)                    (1,387)         (17,102)
      Total net realized and			       ------------     ------------
       unrealized gains (losses)                     (84,420)        (299,199)
                                                 ------------     ------------
         Net income (loss)                       $  (183,093)      $ (388,290)
                                                 ------------     ------------
Net income (loss) per unit of
          beneficial interest                        $(63.04)      $   (86.09)
                                                 ------------     ------------


See accompanying notes

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 4

Condensed Schedule of Investments at March 31, 2003 (UNAUDITED)

                                    Net Unrealized
                                    Appreciation/
                                    (Depreciation)    Net Unrealized
                                  as a percentage of  Appreciation/
  Futures and Forward Contracts    Partners' Capital  (Depreciation)
  -----------------------------   ------------------  ---------------
   Futures contracts purchased
      Interest Rates                       0.72%       $      36,773
      Stock indices                       (0.20)%            (10,320)
                                          ------      ---------------
   Total futures contracts purchased       0.52%              26,453
                                          ------      ---------------

   Futures contracts sold
      Interest Rates                      (0.07)%             (3,748)
      Metals                              (0.51)%            (25,869)
      Stock Indices                        0.41%              20,938
                                          ------      ---------------
   Total futures contracts sold           (0.17)%             (8,679)
                                          ------      ---------------
   Total investment in futures contracts   0.35%              17,774
                                          ------      ---------------
   Total currency forward contracts
	purchased                           (3.05)%           (155,816)

   Total currency forward contracts sold  (4.30)%           (220,064)
                                          ------      ---------------
      Total investment in forward
      contracts                           (7.35)%           (375,880)
                                          ------      ---------------
   Total investments in futures and
   forward contracts                      (7.00)%        $  (358,106)
                                          ======      ===============

                                                    Value as a %
                                                    of Partners'
Face Amount Investments in U.S. Treasury notes        Capital      Value
----------- ----------------------------------      ------------ ------------
            Government - United States
$1,960,000   U.S. Treasury notes, 4.000%, 4/30/2003     38.44%   $ 1,964,900
 1,300,000   U.S. Treasury notes, 3.875%, 7/31/2003     25.67%     1,312,188
 1,700,000   U.S. Treasury notes, 2.750%, 10/31/2003    33.56%     1,715,937
                                                       -------    -----------
                  Total investments in U.S. Treasury
                  notes (amortized cost $4,989,949)     97.67%   $ 4,993,025
                                                       -------    ----------

See accompanying notes

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 5

Condensed Schedule of Investments at December 31, 2002

                                    Net Unrealized
                                    Appreciation/
                                    (Depreciation)    Net Unrealized
                                  as a percentage of  Appreciation/
  Futures and Forward Contracts    Partners' Capital  (Depreciation)
  -----------------------------   ------------------  ---------------
   Futures contracts purchased
      Interest Rates                       2.75%       $     149,920
      Metals                               0.44%              23,824
                                           -----      ---------------
   Total futures contracts purchased       3.19%             173,744
                                           -----      ---------------

   Futures contracts sold
      Metals                              (0.10)%             (5,631)
      Stock Indices                        0.44%              24,291
                                           -----      ---------------
   Total futures contracts sold            0.34%              18,660
                                           -----      ---------------
   Total investment in futures contracts   3.53%             192,404
                                           -----      ---------------
   Total currency forward contracts
      purchased                            2.05%             111,345

   Total currency forward contracts sold  (0.55)%            (29,958)
                                           -----      ---------------
      Total investment in forward
      contracts                            1.50%              81,387
                                          ------      ---------------
   Total investments in futures and
   forward contracts                       5.03%        $    273,791
                                          ======      ===============

                                                    Value as a %
                                                    of Partners'
Face Amount Investments in U.S. Treasury notes        Capital      Value
----------- ----------------------------------      ------------ ------------
            Government - United States
$1,800,000   U.S. Treasury notes, 4.625%, 2/28/2003     33.26%   $ 1,809,562
 1,960,000   U.S. Treasury notes, 4.000%, 4/30/2003     36.36%     1,977,763
 1,250,000   U.S. Treasury notes, 3.875%, 7/31/2003     23.32%     1,268,750
                                                       -------    -----------
                  Total investments in U.S. Treasury
                  notes (amortized cost $5,051,612)     92.94%   $ 5,056,075
                                                       -------    -----------

See accompanying notes

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 6

Statement of Partners' Capital
For the three months ended March 31, 2003 (UNAUDITED)

                                       Limited        General
                                       Partners       Partner         Total
                                     ------------   ------------   ------------
Partners' Capital at December 31,
 2002 (2,971.932 Units)              $ 5,065,864    $   374,134    $  5,439,998
Redemption of (81.770) Units            (144,799)             -        (144,799)
Net Income (Loss)                       (176,790)        (6,303)       (183,093)
                                     ------------   ------------   -------------
Partners' Capital at March 31,       $ 4,744,275    $   367,831    $  5,112,106
 2003 (2,890.162 Units)              ============   ============   =============
Net Asset Value per Unit
 at March 31, 2003                   $  1,641.53
                                     ============

Statement of Partners' Capital
For the three months ended March 31, 2002 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Capital at December 31,
 2001 (4,296.678 Units)             $ 5,953,784    $   571,851    $ 6,525,635
Redemption of (73.483) Units           (101,439)             -       (101,439)
Net Income (Loss)                      (363,976)       (24,314)      (388,290)
                                    ------------   ------------   ------------
Partners' Capital at March 31,      $ 5,488,369    $   547,537    $ 6,035,906
 2002 (4,223.195 Units)             ============   ============   ============
Net Asset Value per Unit
 at March 31, 2002                  $  1,299.58
                                    ============

See accompanying notes

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 7

Financial Highlights (UNAUDITED)

Per unit operating performance for the three months ended
March 31, 2003 and 2002 is as follows:

                                       Mar 31, 2003    Mar 31, 2002
                                      --------------  --------------
Net income (loss) from operations:
  Net investment loss                 $     (33.69)   $      (21.54)
  Net realized and unrealized
  gains (losses) on trading of
  futures and forward contracts             (28.93)          (60.54)
  Net gains (losses) from U.S.
  Treasury obligations                       (0.42)           (4.01)
                                      --------------  --------------
      Net income (loss) per unit            (63.04)          (86.09)

Net asset value per Unit,
 beginning of period                      1,704.57         1,385.67
                                      --------------  --------------
Net asset value per Unit,
 end of Period                        $   1,641.53   $     1,299.58
                                      ==============  ==============

Total return and ratios for the three months ended March 31, 2003 (UNAUDITED):

  Total return:                                       (3.70)%
  Ratio of expenses to average net assets:             9.28%  (annualized)
  Ratio of net investment loss to average net assets: (7.84)% (annualized)

Total return and ratios for the three months ended March 31, 2002 (UNAUDITED):

  Total return:                                       (6.21)%
  Ratio of expenses to average net assets:             8.68%  (annualized)
  Ratio of net investment loss to average net assets: (6.33)% (annualized)


See accompanying notes

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 8

NOTES TO FINANCIAL STATEMENTS (unaudited)

The accompanying financial statements are unaudited but, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at March 31, 2003 (unaudited) and December 31, 2002 and the results of its operations for the three month period ended
March 31, 2003 and 2002 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002. The December 31, 2002 information has been derived from the audited financial statements as of December 31, 2002.

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

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 9

The Partnership's assets are either held in cash or are invested by the General Partner in United States Treasury bills or notes. To the extent deposited as margin with currency dealers or futures brokers, the Partnership's assets are subject to the General Partner's ability to close out its currency futures or forward contracts positions. The Partnership could be prevented from promptly liquidating unfavorable positions, thereby subjecting the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, the Partnership may not be able to execute forward contract trades at favorable prices if little trading in the contracts it holds is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's trading operations, the Partnership's assets are highly liquid and are expected to remain so. During its operations for the three-month period ended March 31, 2003, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Partnership.

RESULTS OF OPERATIONS

                          31-Mar-03      31-Dec-02
                        -------------  -------------
        Ending Equity   $  5,112,106   $  5,439,998

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

Three months ended March 31, 2003:

The Partnership's net assets decreased 6.03% in the first quarter of 2003. This decrease was attributable to redemptions of $144,799 and net loss from operations of $183,093.

Brokerage commissions are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions for the three months ended March 31, 2003 decreased by $14,862, relative to the corresponding period in 2002.

The Fund's NAV per unit was down 3.70% during the three months ended
March 31, 2003. A number of well-defined trends in the interest rate and currency sectors persisted during the early part of the year and generated profits. However, as war with Iraq approached in early March, these trends halted and reversed abruptly, producing losses that more than offset the earlier gains. On balance for the period, losses sustained from trading currency and stock index futures, and smaller losses from metal trading were only partially offset by gains from trading of interest rate futures.

Interest rates, which had been declining broadly for over a year, spiked higher in a flurry of pre-war activity. As a result, long interest rate futures positions in German, U.S., and Japanese instruments produced significant losses in March after having been profitable in the first two months of the quarter.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 10

A weakening U.S. dollar trend that had been evident since late October 2002 also reversed abruptly during the quarter and was followed by non-directional whipsaw price activity, especially for the Japanese yen. Hence, losses from trading the Asian currencies outweighed gains from long positions in the European currencies and non-dollar cross rate trading.

Stock markets were unsettled and trading of U.S., Japanese and Hong Kong equity futures resulted in a loss. Trading of metal futures was unprofitable as losses from both long and short positions in industrial metals were somewhat larger than the gains from both long and short trades in gold.

Three months ended March 31, 2002:

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

The Fund's NAV per unit was down 6.21% during the three months ended
March 31, 2002. Losses from trading dollar cross rates, non-dollar cross rates, and stock index futures accounted for all of the loss. Meanwhile, trading of international interest rate futures provided a fractional gain, while metals trading had no appreciable impact on the quarterly results.

Uncertainties, which seemed to abound throughout the world, jostled the financial markets to and from during the quarter. Accounting uncertainties, concern about future profit growth, questions about the direction of monetary and interest rate policies worldwide, Middle East turmoil and its possible impact on energy markets, all combined to cloud trading and investment decisions.

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

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 11

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

Designation Description
----------- -----------
1.01 Form of Selling Agreement among the Partnership, the General Partner and the Selling Agent.
3.01		Limited Partnership Agreement of the Partnership.
3.02		Certificate of Limited Partnership of the Partnership.
3.03		Amended and Restated Limited Partnership Agreement.
10.01		Form of Subscription Agreement and Power of Attorney.
10.02 Form of Customer Agreement and Forward Dealer Agreement among the
            Partnership, the General Partner and the Selling Agent.
10.03 Form of Customer Agreement and Forward Dealer Agreement among the
            Partnership, the General Partner and Morgan Stanley & Co. Inc.
10.04 Form of Customer Agreement and Forward Dealer Agreement among th
            Partnership, the General Partner and AIG Trading Corp.
10.05		Escrow Agreement between the Partnership and Chemical Bank, N.A.

		99(a) - Certification of Co-Chief Executive Officer 99(b) - Certification of Co-Chief Executive Officer 99(c) - Certification of Chief Financial Officer

        (b) Reports on Form 8-K - None



                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 14th day of May, 2003.

   THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner

Date: May 14, 2003
                             /s/Tod A. Tanis
                                Tod A. Tanis
                                Vice-President
                                (principal accounting officer)



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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 12

respects the financial condition and results of operations of the Partnership as of, and for, the periods presented in this quarterly report;

4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Partnership and we have:

  (i) designed such disclosure controls and procedures to ensure that material information relating to the Partnership is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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


By:  /s/ George E. Crapple


__________________________________
George E. Crapple
Co-Chief Executive Officer
May 14, 2003


CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 13

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations of the Partnership as of, and for, the periods presented in this quarterly report;

4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Partnership and we have:

   (i) designed such disclosure controls and procedures to ensure that material information relating to the Partnership is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 14

actions with regard to significant deficiencies and material weaknesses.


By:  /s/ Harvey Beker

__________________________________
Harvey Beker
Co-Chief Executive Officer
May 14, 2003


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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations of the Partnership as of, and for, the periods presented in this quarterly report;

4. The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in paragraph (c) of Exchange Act Rule 15d-14) for the Partnership and we have:

   (i) designed such disclosure controls and procedures to ensure that material information relating to the Partnership is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              Page 15

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


By:  /s/ Gregg R. Buckbinder


__________________________________
Gregg R. Buckbinder
Chief Financial Officer
May 14, 2003


Exhibit 99(a)
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, George E. Crapple, the Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn Global Opportunity Fund (the "Partnership"), certify that (i) the Quarterly Report of the Partnership on Form 10-Q for the period ending March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:
May 14, 2003

  /s/
 George E. Crapple
 -------------------------
 George E. Crapple
 Co-Chief Executive Officer



Exhibit 99(b)
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, Harvey Beker, the Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn Global Opportunity Fund (the "Partnership"), certify that (i) the Quarterly Report of the Partnership on Form 10-Q for the period ending March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:
May 14, 2003

  /s/
 Harvey Beker
 -------------------------
 Harvey Beker
 Co-Chief Executive Officer


Exhibit 99(c)
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, Gregg Buckbinder, the Chief Operating Officer and principal financial officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn Global Opportunity Fund (the "Partnership"), certify that (i) the Quarterly Report of the Partnership on Form 10-Q for the period ending March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:
May 14, 2003

  /s/
 Gregg Buckbinder
 -------------------------
 Gregg Buckbinder
 Chief Operating Officer