Form 10-Q
period 2003-06-30
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 2003-08-14
CIK 890373

FORM 10-Q
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


            [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

               For the Quarterly Period Ended:  June 30, 2003
                                     or
           [ ]   Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


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

             Yes    [X]                                No    [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

          Yes    [ ]                                      No    [X]


Aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2003: $5,067,406

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P. INDEX			    Page 1

Part I - Financial Information
Financial Statements:                                            Pages
   Statements of Financial Condition at
      June 30, 2003 (unaudited) and December 31, 2002         	   1
   Statements of Operations for the Three Months
      Ended June 30, 2003 and 2002 (unaudited)                     3
   Statements of Operations for the Six Months
      Ended June 30, 2003 and 2002 (unaudited)                     4
   Condensed Schedule of Investments at
      June 30, 2003 (unaudited) and December 31, 2002              5
   Statements of Changes in Partners' Capital for the
      Six Months Ended June 30, 2003 and 2002 (unaudited)          7
   Financial Highlights for the Three Months Ended
      June 30, 2003 and 2002 (unaudited)                           8
 Financial Highlights for the Six Months Ended
      June 30, 2003 and 2002 (unaudited)                           9
Notes to Financial Statements (unaudited)                     	  10
Part II - Other Information                                       15

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.
Statements of Financial Condition

                                              Jun. 30, 2003       Dec. 31, 2002
							     (UNAUDITED)
Assets:                                       -------------       -------------
Due from brokers                               $   148,583         $    53,697
Cash denominated in foreign currencies
(cost $57,561 and $9,537 at June 30, 2003
and December 31, 2002)                              50,183               9,531
Investments in U.S. Treasury notes
 - at market value (amortized cost $1,512,727 and
 $1,109,136 at June 30, 2003 and
 December 31, 2002)                              1,510,706           1,110,116
Unrealized appreciation/(depreciation)
 on open contracts                                 (44,271)            273,791
                                              -------------       -------------
Total equity in trading accounts                 1,665,201           1,447,135

Investments in U.S. Treasury notes
 - at market value (amortized cost $3,652,340
 and $3,942,476 at June 30, 2003 and
 December 31, 2002)                              3,658,497           3,945,959
Cash and cash equivalents                          134,866             166,573
Accrued interest receivable                         66,318              62,012
                                              -------------       -------------
Total Assets                                  $  5,524,882        $  5,621,679
                                              =============       =============

THE MILLBURN GLOBAL OPPORTUNITY FUND, L.P.                                PAGE 2
Statements of Financial Condition (con't)

Liabilities & Partners' Capital:
                                               Jun. 30, 2003      Dec. 31, 2002
                                               -------------      -------------

   Due to brokers                              $         -        $     38,604
   Accrued expenses                                  5,511              34,966
   Redemptions payable to limited partners           8,611              73,759
   Accrued brokerage commissions                    32,562              34,352
                                              -------------       -------------
Total Liabilities                                   46,684             181,681

Partners' Capital:
   General Partner                                 410,792             374,134
   Limited Partners (2,823.036 & 2,971.932
   Limited Partnership Units outstanding
   at June 30, 2003 and December 31, 2002,
   respectively)                                 5,067,406           5,065,864
                                              -------------       -------------
Total Partners' Capital                          5,478,198           5,439,998

                                              -------------       -------------
Total Liabilities and Partners' Capital       $  5,524,882        $  5,621,679
                                              =============       =============

Net Asset Value per Unit                      $   1,795.02        $   1,704.57
                                              =============       =============

See accompanying notes

THE MILLBURN GLOBAL OPPORTUNITY FUND, L.P.                                PAGE 3
Statements of Operations
For the three months ended June 30, 2003 and 2002 (UNAUDITED)

                                                 Jun 30, 2003     Jun 30, 2002
                                                 ------------     ------------
Investment income
   Interest income                               $   16,963      $     32,074
                                                 ------------     ------------
Expenses
   Administrative expenses                           12,980             6,218
   Brokerage commissions                            104,388           119,730
                                                 ------------     ------------
      Total expenses                                117,368           125,948
                                                 ------------     ------------
      Total net investment loss                    (100,405)          (93,874)
                                                 ------------     ------------
Realized and unrealized gains (losses)
      Net realized gains (losses) on
       closed positions:
        Futures and forward contracts                269,837          307,675
      Net change in unrealized appreciation
       (depreciation)
      Futures and forward contracts                  313,835        1,081,588
      Foreign exchange translation                    (1,732)           2,864

      Net gains (losses) from U.S. Treasury
       obligations
      Net change in unrealized
       appreciation (depreciation)                     1,060            3,477
      Total net realized and		         ------------     ------------
       unrealized gains (losses)                     583,000        1,395,604
                                                 ------------     ------------
         Net income (loss)                           482,595        1,301,730
         Less profit share to General Partner	         180		    -
	   Net income (loss) after profit share  ------------     ------------
		to General Partner                $  482,415      $ 1,301,730
                                                 ------------     ------------
Net income (loss) per unit of
          beneficial interest                     $   153.49      $    293.54
                                                 ------------     ------------

See accompanying notes

THE MILLBURN GLOBAL OPPORTUNTIY FUND, L.P.                                PAGE 4
Statements of Operations
For the six months ended June 30, 2003 and 2002 (UNAUDITED)

                                                 Jun 30, 2003     Jun 30, 2002
                                                 ------------     ------------
Investment income
   Interest income                               $   36,639      $     69,436
                                                 ------------     ------------
Expenses
   Administrative expenses                           25,959            12,439
   Brokerage commissions                            209,758           239,962
                                                 ------------     ------------
      Total expenses                                235,717           252,401
                                                 ------------     ------------
      Total net investment loss                    (199,078)         (182,965)
                                                 ------------     ------------
Realized and unrealized gains (losses)
      Net realized gains (losses) on
       closed positions:
        Futures and forward contracts                823,383          465,327
      Net change in unrealized appreciation
       (depreciation)
      Futures and forward contracts                 (318,062)         644,392
      Foreign exchange translation                    (6,414)             312

      Net gains (losses) from U.S. Treasury
       obligations
      Net change in unrealized
       appreciation (depreciation)                      (327)         (13,626)
      Total net realized and		         ------------     ------------
       unrealized gains (losses)                     498,580        1,096,405
                                                 ------------     ------------
         Net income (loss)                           299,502          913,440
         Less profit share to General Partner	         180		    -
	   Net income (loss) after profit share  ------------     ------------
		to General Partner               $   299,322      $   913,440
                                                 ------------     ------------
Net income (loss) per unit of
          beneficial interest                    $     90.45      $    207.45
                                                 ------------     ------------

See accompanying notes

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              PAGE 5
Condensed Schedule of Investments at June 30, 2003 (UNAUDITED)

                                    Net Unrealized
                                    Appreciation/
                                    (Depreciation)    Net Unrealized
                                  as a percentage of  Appreciation/
  Futures and Forward Contracts    Partners' Capital  (Depreciation)
  -----------------------------   ------------------  ---------------
   Futures contracts purchased
      Interest Rates                      (0.55)%       $    (30,343)
      Metals	                          (0.10)%             (5,315)
	Stock indices                      0.00%                  30
                                          ------      ---------------
   Total futures contracts purchased      (0.65)%            (35,628)
                                          ------      ---------------

   Futures contracts sold
      Interest Rates                       1.61%              88,081
 					  ------      ---------------
   Total futures contracts sold            1.61%              88,081
                                          ------      ---------------
   Total investment in futures contracts   0.96%              52,453
                                          ------      ---------------
   Total currency forward contracts
	purchased                         (1.40)%            (76,427)

   Total currency forward contracts sold  (0.37)%            (20,297)
                                          ------      ---------------
      Total investment in forward
      contracts                           (1.77)%            (96,724)
                                          ------      ---------------
   Total investments in futures and
   forward contracts                      (0.81)%        $   (44,271)
                                          ======      ===============

                                                    Value as a %
                                                    of Partners'
Face Amount Investments in U.S. Treasury notes        Capital      Value
----------- ----------------------------------      ------------ ------------
            Government - United States
$1,450,000   U.S. Treasury notes, 3.875%, 7/31/2003     26.53%   $ 1,453,172
 1,700,000   U.S. Treasury notes, 2.750%, 10/31/2003    31.21%     1,710,094
 1,960,000   U.S. Treasury notes, 4.750%, 2/15/2004     36.62%     2,005,937
                                                       -------    -----------
                  Total investments in U.S. Treasury
                  notes (amortized cost $5,165,067)     94.36%   $ 5,169,203
                                                       -------    ----------

See accompanying notes

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              PAGE 6
Condensed Schedule of Investments at December 31, 2002

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

See accompanying notes

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              PAGE 7
Statement of Partners' Capital
For the six months ended June 30, 2003 (UNAUDITED)

                                       Limited        General
                                       Partners       Partner         Total
                                     ------------   ------------   ------------
Partners' Capital at December 31,
 2002 (2,971.932 Units)              $ 5,065,864    $   374,134    $  5,439,998
Redemption of (148.896) Units           (261,302)             -        (261,302)
Net Income (Loss)                        262,844         36,478         299,322
General Partner - New Profit                   -            180             180
                                     ------------   ------------   -------------
Partners' Capital at June 30,       $  5,067,406    $   410,792    $  5,478,198
 2003 (2,823.036 Units)              ============   ============   =============
Net Asset Value per Unit
 at June 30, 2003                   $   1,795.02
                                     ============
See accompanying notes

Statement of Partners' Capital
For the six months ended June 30, 2002 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Capital at December 31,
 2001 (4,296.678 Units)             $ 5,953,784    $   571,851    $ 6,525,635
Redemption of (524.548) Units          (744,393)      (350,000)    (1,094,393)
Net Income (Loss)                       800,045        113,395        913,440
                                    ------------   ------------   ------------
Partners' Capital at June 30,      $  6,009,436    $   335,246    $ 6,344,682
 2002 (3,772.130 Units)             ============   ============   ============
Net Asset Value per Unit
 at June 30, 2002                  $   1,593.12
                                    ============

See accompanying notes

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              PAGE 8

Financial Highlights (UNAUDITED)

Per unit operating performance for the three months ended
June 30, 2003 and 2002 is as follows:

                                       Jun 30, 2003    Jun 30, 2002
                                      --------------  --------------
Net income (loss) from operations:
  Net investment loss                 $     (35.26)   $      (23.67)
  Net realized and unrealized
  gains (losses) on trading of
  futures and forward contracts             188.49           316.47
  Net gains (losses) from U.S.
  Treasury obligations                        0.32             0.74
  Profit share			  	     (0.06)              -
                                      --------------  --------------
      Net income (loss) per unit            153.49           293.54

Net asset value per Unit,
 beginning of period                      1,641.53         1,299.58
                                      --------------  --------------
Net asset value per Unit,
 end of Period                        $   1,795.02   $     1,593.12
                                      ==============  ==============
See accompanying notes

Total return and ratios for the three months ended June 30, 2003 (UNAUDITED):

  Total return:                                        9.35%
  Ratio of expenses to average net assets:             9.28%  (annualized)
  Ratio of net investment loss to average net assets: (8.02)% (annualized)

Total return and ratios for the three months ended June 30, 2002 (UNAUDITED):

  Total return:                                       22.59%
  Ratio of expenses to average net assets:             9.03%  (annualized)
  Ratio of net investment loss to average net assets: (6.94)% (annualized)


See accompanying notes

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              PAGE 9

Financial Highlights (UNAUDITED)

Per unit operating performance for the six months ended
June 30, 2003 and 2002 is as follows:

                                       Jun 30, 2003    Jun 30, 2002
                                      --------------  --------------
Net income (loss) from operations:
  Net investment loss                 $     (68.95)   $      (45.21)
  Net realized and unrealized
  gains (losses) on trading of
  futures and forward contracts             159.56           255.93
  Net gains (losses) from U.S.
  Treasury obligations                       (0.10)           (3.27)
  Profit share					   (0.06)		      -
                                      --------------  --------------
      Net income (loss) per unit             90.45           207.45

Net asset value per Unit,
 beginning of period                      1,704.57         1,385.67
                                      --------------  --------------
Net asset value per Unit,
 end of Period                        $   1,795.02   $     1,593.12
                                      ==============  ==============
See accompanying notes

Total return and ratios for the six months ended June 30, 2003 (UNAUDITED):

  Total return:                                        5.31%
  Ratio of expenses to average net assets:             9.27%  (annualized)
  Ratio of net investment loss to average net assets: (7.92)% (annualized)

Total return and ratios for the six months ended June 30, 2002 (UNAUDITED):

  Total return:                                       14.97%
  Ratio of expenses to average net assets:             8.83%  (annualized)
  Ratio of net investment loss to average net assets: (6.61)% (annualized)


See accompanying notes

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              PAGE 10

NOTES TO FINANCIAL STATEMENTS (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at June 30, 2003 (unaudited) and December 31, 2002 and the results of its operations for the three and six month periods ended
June 30, 2003 and 2002 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002. The December 31, 2002 information has been derived from the audited financial statements as of December 31, 2002.

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

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              PAGE 11

securities, and investments in futures, forward contracts and related options.

The Partnership's assets are either held in cash or are invested by the General Partner in United States Treasury bills or notes. To the extent deposited as margin with currency dealers or futures brokers, the Partnership's assets are subject to the General Partner's ability to close out its currency futures or forward contracts positions. The Partnership could be prevented from promptly liquidating unfavorable positions, thereby subjecting the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, the Partnership may not be able to execute forward contract trades at favorable prices if little trading in the contracts it holds is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's trading operations, the Partnership's assets are highly liquid and are expected to remain so. During its operations for the three and six-month periods ended June 30, 2003, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Partnership.

RESULTS OF OPERATIONS

                          30-Jun-03      31-Mar-03
                        -------------  -------------
        Ending Equity   $  5,478,198   $   5,112,106

Due to the nature of commodity trading, the results of operations for the interim period presented should not be considered indicative of the results that may be expected for the entire year.

January 1, 2003 to June 30, 2003
--------------------------------

April 1, 2003 to June 30, 2003

The Partnership's net assets increased 7.16% in the second quarter of 2003. This increase was attributable to net income from operations of $482,415 and a profit share allocation to the General Partner of $180, which was partially offset by redemptions of $116,503.

Brokerage commissions are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions for the three months ended June 30, 2003 decreased by $15,432, relative to the corresponding period in 2002.

The Trust's NAV per unit posted a 9.35% advance during the second quarter, as profits in the April-May period well outdistanced losses in June. Trading of interest rate futures, currency forwards and equity futures was profitable, while trading of metal futures produced a small loss.

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              PAGE 12

Medium-term and long-term interest rates in Europe, the U.S. and Japan resumed their decline during April and May. Hence, long positions in 5-year, 10-year and 30-year interest rate futures contracts for U.S., European and Japanese instruments were very profitable. By mid-June, however, amid signs of nascent growth, interest rates started to rise significantly and there were some losses sustained on these same positions, which were subsequently reversed to short futures contract positions.

A similar pattern of profits in April and May followed by losses in June was exhibited in the currency sector. Short U.S. dollar positions against the euro, other European currencies, the Australian, New Zealand and Singapore dollars, and the South African rand produced sizable gains early in the quarter. Later, however, as the U.S. dollar rebounded against the European bloc of currencies, there were losses on many of these short foreign dollar positions, although the short dollar positions versus the Aussie, New Zealand, South African and Singaporean currencies were still fractionally profitable. Meanwhile, the dollar/yen exchange rate was quite volatile and losses were registered on both long and short dollar positions throughout the quarter. Finally, long euro positions vis-a-vis the yen, Norwegian krone, and pound sterling, and a long sterling position relative to the yen were profitable.

Trading of stock index futures was fractionally positive. Long positions in German, Japanese, and the Nasdaq stock indices were profitable, while a short S&P index trade was somewhat unprofitable.

Long gold and copper positions generated a small quarterly loss.

January 1, 2003 to March 31, 2003

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

January 1, 2002 to June 30, 2002

THE MILLBURN GLOBAL OPPORTUNITY FUND, L.P.                               PAGE 13
--------------------------------

April 1, 2002 to June 30, 2002

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

January 1, 2002 to March 31, 2002

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

THE MILLBURN GLOBAL OPPORTUNITY FUND, L.P.                               PAGE 14

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

ITEM 4. CONTROLS AND PROCEDURES

Millburn Ridgefield Corporation, the General Partner of the Partnership, with the participation of the General Partner's Co-Chief Executive
Officers and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. There were no significant changes in the General Partner's internal controls over financial reporting during the last fiscal quarter or in other factors applicable to the Partnership that has materially affected, or is reasonably likely to materially affect, the General Partner's internal controls over financial reporting in respect of the Partnership.

THE MILLBURN GLOBAL OPPORTUNITY FUND, L.P.                               PAGE 15

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

The following exhibits are included herewith:

31.01 Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.02 Rule 13(a)-14(a)/15(d)-14(a) Certification of Co-Chief Executive Officer
31.03 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.01 Section 1350 Certification of Co-Chief Executive Officer
32.02 Section 1350 Certification of Co-Chief Executive Officer
32.03 Section 1350 Certification of Chief Financial Officer

        (b) Reports on Form 8-K - None

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 14th day of August, 2003.

   THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner

THE MILLBURN GLOBAL OPPORTUNITY FUND, L.P.                               PAGE 16

Date: August 14, 2003
                             /s/Tod A. Tanis
                                Tod A. Tanis
                                Vice-President
                                (principal accounting officer)

EXHIBIT 31.01 RULE 13(a)-14(a)/15(d)-14(a)
CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, George E. Crapple, Co-Chief Executive Officer of Millburn Ridgefield Corporation, the General Partner of The Millburn Global Opportunity Fund (the "Partnership"), certify that:

I have reviewed this quarterly report on Form 10-Q of The Millburn Global Opportunity Fund;

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and partners' capital of the Partnership as of, and for, the periods presented in this report;

The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15d-15(f)) for the Partnership and have:

  (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  (c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter (the Partnership's fourth fiscal quarter in the case of an annual

THE MILLBURN GLOBAL OPPORTUNITY FUND, L.P.                               PAGE 17

report) that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

The Partnership's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

  (a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.

By:  /s/ George E. Crapple


__________________________________
George E. Crapple
Co-Chief Executive Officer
August 14, 2003

EXHIBIT 31.02 RULE 13(a)-14(a)/15(d)-14(a)
CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, Harvey Beker, Co-Chief Executive Officer of Millburn Ridgefield Corporation, the General Partner of The Millburn Global Opportunity Fund (the "Partnership"), certify that:

I have reviewed this quarterly report on Form 10-Q of The Millburn Global Opportunity Fund;

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and partners' capital of the Partnership as of, and for, the periods presented in this report;

The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15d-15(f)) for the Partnership and have:

  (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to

THE MILLBURN GLOBAL OPPORTUNITY FUND                               PAGE 18

ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  (c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter (the Partnership's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

The Partnership's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

  (a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.

By:  /s/ Harvey Beker


__________________________________
Harvey Beker
Co-Chief Executive Officer
August 14, 2003

EXHIBIT 31.03 RULE 13(a)-14(a)/15(d)-14(a)
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Gregg Buckbinder, Chief Financial Officer of Millburn Ridgefield Corporation, the General Partner of The Millburn Global Opportunity Fund (the "Partnership"), certify that:

I have reviewed this quarterly report on Form 10-Q of The Millburn Global Opportunity Fund;

Based on my knowledge, this report does not contain any untrue

THE MILLBURN GLOBAL OPPORTUNITY FUND                                     PAGE 19

statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and partners' capital of the Partnership as of, and for, the periods presented in this report;

The Partnership's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13(a)-15(f) and 15d-15(f)) for the Partnership and have:

  (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  (c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  (d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter (the Partnership's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

The Partnership's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and the audit committee of the Partnership's board of directors (or persons performing the equivalent functions):

  (a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.

By:  /s/ Gregg Buckbinder

THE MILLBURN GLOBAL OPPORTUNITY FUND                                     PAGE 20

__________________________________
Gregg Buckbinder
Chief Financial Officer
August 14, 2003

Exhibit 32.01
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, Harvey Beker, the Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn Global Opportunity Fund (the "Partnership"), certify that (i) the Quarterly Report of the Partnership on Form 10-Q for the period ending June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:
August 14, 2003

  /s/
 Harvey Beker
 -------------------------
 Harvey Beker
 Co-Chief Executive Officer



Exhibit 32.02
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, Harvey Beker, the Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn Global Opportunity Fund (the "Partnership"), certify that (i) the Quarterly Report of the Partnership on Form 10-Q for the period ending June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:
August 14, 2003

  /s/
 Harvey Beker
 -------------------------
 Harvey Beker
 Co-Chief Executive Officer


Exhibit 32.03
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

THE MILLBURN GLOBAL OPPORTUNITY FUND, L.P.                               PAGE 21

I, Gregg Buckbinder, the Chief Operating Officer and principal financial officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn Global Opportunity Fund (the "Partnership"), certify that (i) the Quarterly Report of the Partnership on Form 10-Q for the period ending June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:
August 14, 2003

/s/ Gregg Buckbinder

 -------------------------
 Gregg Buckbinder
 Chief Operating Officer