Form 10-Q
period 2003-09-30
MILLBURN GLOBAL OPPORTUNITY FUND L P
filed 2003-11-14
CIK 890373

FORM 10-Q
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


             [X] Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

              For the Quarterly Period Ended: September 30, 2003
                                     or
             [ ] Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


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

             Yes    [ ]                                No    [X]


Aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 30, 2003: $4,882,035

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P. INDEX                     Page 1

Part I - Financial Information
Financial Statements:                                            Pages
   Statements of Financial Condition at
      September 30, 2003 (unaudited) and December 31, 2002              1
   Statements of Operations for the Three Months
        Ended September 30, 2003 and 2002 (unaudited)                   3
   Statements of Operations for the Nine Months
      Ended September 30, 2003 and 2002 (unaudited)                     4
   Condensed Schedule of Investments at
      September 30, 2003 (unaudited) and December 31, 2002              5
   Statements of Changes in Partners' Capital for the
      Nine Months Ended September 30, 2003 and 2002 (unaudited)         7
   Financial Highlights for the Three Months Ended
      September 30, 2003 and 2002 (unaudited)                           8
 Financial Highlights for the Nine Months Ended
      September 30, 2003 and 2002 (unaudited)                           9
Notes to Financial Statements (unaudited)                              10
Part II - Other Information                                            15

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.
Statements of Financial Condition

                                              Sep. 30, 2003       Dec. 31, 2002
                                                             (UNAUDITED)
Assets                                        -------------       -------------
Equity in trading accounts:
Due from brokers                               $    23,689         $    53,697
Cash denominated in foreign currencies
(cost $100,704 and $9,537 at September 30,
2003 and December 31, 2002)                         97,077               9,531
Investments in U.S. Treasury notes
 - at market value (amortized cost
 $1,675,358 and $1,109,136 at
September 30, 2003 and
 December 31, 2002)                              1,676,055           1,110,116
Unrealized appreciation/(depreciation)
 on open contracts                                 216,760             273,791
                                              -------------       -------------
Total equity in trading accounts                 2,013,581           1,447,135

Investments in U.S. Treasury notes
 - at market value (amortized cost
 $3,259,361 and $3,942,476 at
September 30, 2003 and
 December 31, 2002)                              3,259,548           3,945,959
Cash and cash equivalents                          179,915             166,573
Accrued interest receivable                         48,854              62,012
                                              -------------       -------------
Total Assets                                  $  5,501,898        $  5,621,679
                                              =============       =============

THE MILLBURN GLOBAL OPPORTUNITY FUND, L.P.                              PAGE 2
Statements of Financial Condition (con't)

Liabilities & Partners' Capital:
                                               Sep. 30, 2003      Dec. 31, 2002
                                                                (UNAUDITED)
                                               -------------      -------------

   Due to brokers                              $    37,175        $     38,604
   Accrued expenses                                 10,255              34,966
   Redemptions payable to limited partners          90,236              73,759
   Accrued brokerage commissions                    32,343              34,352
                                              -------------       -------------
Total Liabilities                                  170,009             181,681

Partners' Capital:
   General Partner                                 449,854             374,134
   Limited Partners (2,657.485 & 2,971.932
   Limited Partnership Units outstanding
   at September 30, 2003 and December 31,
   2002, respectively)                           4,882,035           5,065,864
                                              -------------       -------------
Total Partners' Capital                          5,331,889           5,439,998

                                              -------------       -------------
Total Liabilities and Partners' Capital       $  5,501,898        $  5,621,679
                                              =============       =============

Net Asset Value per Unit                      $   1,837.09        $   1,704.57
                                              =============       =============

See accompanying notes

THE MILLBURN GLOBAL OPPORTUNITY FUND, L.P.                              PAGE 3
Statements of Operations
For the three months ended September 30, 2003 and 2002 (UNAUDITED)

                                                 Sep 30, 2003     Sep 30, 2002
                                                 ------------     ------------
Investment income
   Interest income                               $   15,308      $     28,319
                                                 ------------     ------------
Expenses
   Administrative expenses                           12,979             6,218
   Brokerage commissions                            104,853           130,033
                                                 ------------     ------------
      Total expenses                                117,832           136,251
                                                 ------------     ------------
      Total net investment loss                    (102,524)         (107,932)
                                                 ------------     ------------
Realized and unrealized gains (losses)
      Net realized gains (losses) on
       closed positions:
        Futures and forward contracts                (3,366)        1,474,151
      Net change in unrealized appreciation
       (depreciation)
      Futures and forward contracts                  261,031         (536,416)
      Foreign exchange translation                     3,752              249

      Net gains (losses) from U.S. Treasury
       obligations
      Net change in unrealized
       appreciation (depreciation)                    (3,252)            (106)
      Total net realized and                     ------------     ------------
       unrealized gains (losses)                     258,165          937,878
                                                 ------------     ------------
         Net income (loss)                           155,641          829,946
         Less profit share to General Partner         19,341            4,620
           Net income (loss) after profit        ------------     ------------
            share to General Partner              $  136,300      $   825,326
                                                 ------------     ------------
Net income (loss) per unit of
          beneficial interest                     $    42.07      $    213.25
                                                 ------------     ------------

See accompanying notes

THE MILLBURN GLOBAL OPPORTUNITY FUND, L.P.                              PAGE 4
Statements of Operations
For the nine months ended September 30, 2003 and 2002 (UNAUDITED)

                                                 Sep 30, 2003     Sep 30, 2002
                                                 ------------     ------------
Investment income
   Interest income                               $   51,947      $     97,755
                                                 ------------     ------------
Expenses
   Administrative expenses                           38,938            18,657
   Brokerage commissions                            314,611           369,995
                                                 ------------     ------------
      Total expenses                                353,549           388,652
                                                 ------------     ------------
      Total net investment loss                    (301,602)         (290,897)
                                                 ------------     ------------
Realized and unrealized gains (losses)
      Net realized gains (losses) on
       closed positions:
        Futures and forward contracts                820,017        1,939,478
      Net change in unrealized appreciation
       (depreciation)
      Futures and forward contracts                  (57,031)         107,976
      Foreign exchange translation                    (2,662)             560

      Net gains (losses) from U.S. Treasury
       obligations
      Net change in unrealized
       appreciation (depreciation)                    (3,579)         (13,732)
      Total net realized and                      ------------    ------------
       unrealized gains (losses)                     756,745        2,034,282
                                                  ------------    ------------
         Net income (loss)                           455,143        1,743,385
         Less profit share to General Partner         19,521            4,620
           Net income (loss) after profit         ------------    ------------
           share to General Partner              $   435,622      $ 1,738,765
                                                 ------------     ------------
Net income (loss) per unit of
          beneficial interest                    $    132.52      $    420.70
                                                 ------------     ------------

See accompanying notes

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              PAGE 5
Condensed Schedule of Investments at September 30, 2003 (UNAUDITED)

                                    Net Unrealized
                                    Appreciation/
                                    (Depreciation)    Net Unrealized
                                  as a percentage of  Appreciation/
  Futures and Forward Contracts    Partners' Capital  (Depreciation)
  -----------------------------   ------------------  ---------------
   Futures contracts purchased
      Interest Rates                      0.86%       $     45,697
      Metals                              0.73%             38,670
      Stock indices                      (0.42)%           (22,517)
                                          ------      ---------------
   Total futures contracts purchased      1.17%             61,850
                                          ------      ---------------

   Futures contracts sold
      Interest Rates                      (0.27)%          (14,504)
      Stock indices                        0.21%            11,136
                                          ------      ---------------
   Total futures contracts sold           (0.06)%           (3,368)
                                          ------      ---------------
   Total investment in futures contract    1.11%            58,482
                                          ------      ---------------
   Total currency forward contracts
        purchased                          3.78%            201,789

   Total currency forward contracts sold  (0.82)%           (43,511)
                                          ------      ---------------
      Total investment in forward
      contracts                            2.96%            158,278
                                          ------      ---------------
   Total investments in futures and
   forward contracts                       4.07%        $   216,760
                                          ======      ===============

                                                    Value as a %
                                                    of Partners'
Face Amount Investments in U.S. Treasury notes        Capital      Value
----------- ----------------------------------      ------------ ------------
            Government - United States
$1,700,000   U.S. Treasury notes, 2.750%, 10/31/2003    31.92%   $ 1,702,125
 1,960,000   U.S. Treasury notes, 4.750%, 02/15/2004    37.27%     1,986,950
 1,230,000   U.S. Treasury notes, 3.375%, 04/30/2004    23.38%     1,246,528
                                                       -------    -----------
                  Total investments in U.S. Treasury
                  notes (amortized cost $4,934,719)     92.57%   $ 4,935,603
                                                       -------    ----------

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
                                          ======      ===============

                                                    Value as a %
                                                    of Partners'
Face Amount Investments in U.S. Treasury notes        Capital      Value
----------- ----------------------------------      ------------ ------------
            Government - United States
$1,800,000   U.S. Treasury notes, 4.625%, 2/28/2003     33.26%   $ 1,809,562
 1,960,000   U.S. Treasury notes, 4.000%, 4/30/2003     36.36%     1,977,763
 1,250,000   U.S. Treasury notes, 3.875%, 7/31/2003     23.32%     1,268,750
                                                       -------    -----------
                  Total investments in U.S. Treasury
                  notes (amortized cost $4,934,719)     92.94%   $ 5,056,075
                                                       -------    -----------

See accompanying notes

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              PAGE 7
Statement of Partners' Capital
For the nine months ended September 30, 2003 (UNAUDITED)

                                       Limited        General
                                       Partners       Partner         Total
                                     ------------   ------------   ------------
Partners' Capital at December 31,
 2002 (2,971.932 Units)              $ 5,065,864    $   374,134    $  5,439,998
Redemption of (314.447) Units           (562,900)          (352)       (563,252
Net Income (Loss)                        398,592         56,551         455,143
General Partner - New Profit             (19,521)        19,521              -
                                     ------------   ------------   ------------
Partners' Capital at September 30,   $ 4,882,035    $   449,854    $  5,331,889
 2003 (2,657.485 Units)              ============   ============   =============
Net Asset Value per Unit
 at September 30, 2003               $  1,837.09
                                     ============
See accompanying notes

Statement of Partners' Capital
For the nine months ended September 30, 2002 (UNAUDITED)

                                      Limited        General
                                      Partners       Partner         Total
                                    ------------   ------------   ------------
Partners' Capital at December 31,
 2001 (4,296.678 Units)             $ 5,953,784    $   571,851    $ 6,525,635
Redemption of (1,049.513) Units      (1,660,455)      (350,000)    (2,010,455)
Net Income (Loss)                     1,576,879        166,506      1,743,385
General Partner - New Profit             (4,620)         4,620              -
                                    ------------   ------------   ------------
Partners' Capital at September 30,  $ 5,865,588    $   392,977    $ 6,258,565
 2002 (3,247.165 Units)             ============   ============   ============
Net Asset Value per Unit
 at September 30, 2002              $ 1,806.37
                                    ============

See accompanying notes

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              PAGE 8

Financial Highlights (UNAUDITED)

Per unit operating performance for the three months ended
September 30, 2003 and 2002 is as follows:

                                       Sep 30, 2003    Sep 30, 2002
                                      --------------  --------------
Net income (loss) from operations:
  Net investment loss                 $     (37.34)   $      (30.37)
  Net realized and unrealized
  gains (losses) on trading of
  futures and forward contracts              87.53           245.12
  Net gains (losses) from U.S.
  Treasury obligations                       (1.09)           (0.18)
  Profit share                               (7.03)           (1.32)
                                      -------------    --------------
      Net income (loss) per unit             42.07           213.25

Net asset value per Unit,
 beginning of period                      1,795.02         1,593.12
                                      --------------  --------------
Net asset value per Unit,
 end of Period                        $   1,837.09   $     1,806.37
                                      ==============  ==============
See accompanying notes

Total return and ratios for the three months ended September 30, 2003
(UNAUDITED):

  Total return:                                        2.34%
  Ratio of expenses to average net assets:             9.28%  (annualized)
  Ratio of net investment loss to average net assets: (8.16)% (annualized)

Total return and ratios for the three months ended September 30, 2002
(UNAUDITED):

  Total return:                                       13.39%
  Ratio of expenses to average net assets:             8.60%  (annualized)
  Ratio of net investment loss to average net assets: (6.90)% (annualized)


See accompanying notes

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              PAGE 9

Financial Highlights (UNAUDITED)

Per unit operating performance for the nine months ended
September 30, 2003 and 2002 is as follows:

                                       Sep 30, 2003    Sep 30, 2002
                                      --------------  --------------
Net income (loss) from operations:
  Net investment loss                 $    (106.29)   $      (75.58)
  Net realized and unrealized
  gains (losses) on trading of
  futures and forward contracts             247.09           501.05
  Net gains (losses) from U.S.
  Treasury obligations                       (1.19)           (3.45)
  Profit share                               (7.09)           (1.32)
                                      --------------  --------------
      Net income (loss) per unit            132.52           420.70

Net asset value per Unit,
 beginning of period                      1,704.57         1,385.67
                                      --------------  --------------
Net asset value per Unit,
 end of Period                        $   1,837.09   $     1,806.37
                                      ==============  ==============
See accompanying notes

Total return and ratios for the nine months ended September 30, 2003
(UNAUDITED):

  Total return:                                        7.77%
  Ratio of expenses to average net assets:             9.27%  (annualized)
  Ratio of net investment loss to average net assets: (8.00)% (annualized)

Total return and ratios for the nine months ended September 30, 2002
(UNAUDITED):

  Total return:                                       30.36%
  Ratio of expenses to average net assets:             9.07%  (annualized)
  Ratio of net investment loss to average net assets: (6.96)% (annualized)


See accompanying notes

THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.                              PAGE 10

NOTES TO FINANCIAL STATEMENTS (unaudited)

The accompanying unaudited financial statements, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Partnership's financial condition at September 30, 2003 (unaudited) and December 31, 2002 and the results of its operations for the three and nine month periods ended
September 30, 2003 and 2002 (unaudited). These financial statements present the results of interim periods and do not include all disclosures normally provided in annual financial statements. It is suggested that these financial statements be read in conjunction with the financial statements and notes included in the Partnership's annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002. The December 31, 2002 information has been derived from the audited financial statements as of December 31, 2002.

Certain prior period amounts have been adjusted to reflect current period presentation.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership does not intend to raise any additional capital as it has not, and does not intend to, register additional units for sale. The Partnership does not engage in borrowing.

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

The Partnership's assets are either held in cash or are invested by the General Partner in United States Treasury bills or notes. To the extent deposited as margin with currency dealers or futures brokers, the Partnership's assets are subject to the General Partner's ability to close out its currency futures or forward contracts positions. The Partnership could be prevented from promptly liquidating unfavorable positions, thereby subjecting the Partnership to substantial losses which could exceed the margin initially committed to such trades. In addition, the Partnership may not be able to execute forward contract trades at favorable prices if little trading in the contracts it holds is taking place. Other than these limitations on liquidity, which are inherent in the Partnership's trading operations, the Partnership's assets are highly liquid and are expected to remain so. During its operations for the three and nine-month periods ended September 30, 2003, the Partnership experienced no meaningful periods of illiquidity in any of the markets traded by the Partnership.

RESULTS OF OPERATIONS

                          30-Sep-03      30-Jun-03
                        -------------  -------------
        Ending Equity   $  5,331,889   $   5,478,198

Due to the nature of commodity trading, the results of operations for the interim periods presented should not be considered indicative of the results that may be expected for the entire year.

January 1, 2003 to September 30, 2003
-------------------------------------

July 1, 2003 to September 30, 2003

The Partnership's net assets decreased 2.67% in the third quarter of 2003. This decrease was attributable to redemptions of $301,950 which was partially offset by net income from operations of $136,300 and a profit share allocation to the General Partner of $19,341.

Brokerage commissions are calculated on the net asset value on the last day of each month and are affected by trading performance and redemptions. Brokerage commissions for the three months ended September 30, 2003 decreased by $25,180, relative to the corresponding period in 2002.

The Fund's NAV per unit posted a 2.34% gain during the third quarter. Trading in currency forwards, and equity and metal futures were profitable, while trading in interest rate futures produced a loss.

The most significant currency event of the quarter was the September statement from the Group of Seven (G-7) finance chiefs that more flexibility in exchange rates is desirable". The market took this as a rebuke of Asian central bank interventions designed to weaken their currencies in order to aid their exports and economic growth. The result was a sharp appreciation of Asian currencies, producing gains on long positions in the Japanese yen and Korean won. Long positions in the Australian dollar, New Zealand dollar and South African rand were also profitable for the quarter. Meanwhile, trading of the European currencies vis-a-vis the U.S. dollar was volatile and marginally unprofitable. On the other hand, non-dollar cross rate trading was characterized by non-directional volatility. Hence, losses, though small by individual position, were broadly based in euro and yen cross rate trading.

Global stock prices rose during July, August and in early September. As a result, long positions in the Hong Kong Hang Seng, Japanese Nikkei and Topix, German Dax and Nasdaq 100 indices were quite profitable. Following the G-7 statement, however, market participants were concerned that a weak dollar might derail European and Asian recoveries. Hence, some of the earlier gains were given back.

Long gold and copper positions netted to a quarterly gain.

Interest rate futures' trading was very volatile in the third quarter. Signs of accelerating growth in the U.S., and a lessening of the fear of worldwide deflation encouraged higher interest rates in July and much of August. Thereafter, however, concerns that positive economic prospects may have been overstated and that dollar weakness could adversely affect stocks, exports and growth worldwide caused rates to plunge sharply. Overall, interest rate trading was marginally unprofitable during the July-September quarter, with short positions in U.S., European and Japanese interest rate futures profitable in July and August, and these same positions unprofitable in September. By the end of the quarter, the Partnership had covered most of its short positions in interest rates and initiated partial long positions.


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

THE MILLBURN GLOBAL OPPORTUNITY FUND, L.P.                               PAGE 13

January 1, 2002 to September 30, 2002
--------------------------------------

July 1, 2002 to September 30, 2002

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

Results in interest rate trading were mixed and produced a fractional gain for the first quarter. Short positions in German five and ten year futures were profitable, as were both a short and later a long position in the Japanese government bond. On the other hand, a long Eurodollar futures position lost money, and both short and long positions in U.S. five and ten-year notes also generated losses.

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

        (b) Reports on Form 8-K - None

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York and State of New York on the 14th day of November, 2003.

   THE MILLBURN GLOBAL OPPORTUNITY FUND L.P.

   By:  Millburn Ridgefield Corporation,
        General Partner

THE MILLBURN GLOBAL OPPORTUNITY FUND, L.P.                             PAGE 16

Date: November 14, 2003
                             /s/Tod A. Tanis
                                Tod A. Tanis
                                Vice-President
                                (principal accounting officer)

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

By:  /s/ George E. Crapple


__________________________________
George E. Crapple
Co-Chief Executive Officer
November 14, 2003

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

By:  /s/ Harvey Beker


__________________________________
Harvey Beker
Co-Chief Executive Officer
November 14, 2003

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

__________________________________
Gregg Buckbinder
Chief Financial Officer
November 14, 2003

Exhibit 32.01
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, Harvey Beker, the Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn Global Opportunity Fund (the "Partnership"), certify that (i) the Quarterly Report of the Partnership on Form 10-Q for the period ending September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


Date:
November 14, 2003

  /s/
 Harvey Beker
 -------------------------
 Harvey Beker
 Co-Chief Executive Officer



Exhibit 32.02
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

I, George E. Crapple, the Co-Chief Executive Officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn Global Opportunity Fund (the "Partnership"), certify that (i) the Quarterly Report of the Partnership on Form 10-Q for the period ending September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:
November 14, 2003

  /s/
 George E. Crapple
 -------------------------
 George E. Crapple
 Co-Chief Executive Officer


Exhibit 32.03
CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63 OF TITLE 18 OF THE UNITED STATES CODE

THE MILLBURN GLOBAL OPPORTUNITY FUND, L.P.                              PAGE 21

I, Gregg Buckbinder, the Chief Operating Officer and principal financial officer of Millburn Ridgefield Corporation, the Managing Owner of The Millburn Global Opportunity Fund (the "Partnership"), certify that (i) the Quarterly Report of the Partnership on Form 10-Q for the period ending September 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:
November 14, 2003

/s/ Gregg Buckbinder

 -------------------------
 Gregg Buckbinder
 Chief Operating Officer